Form 10KSB
period 1997-12-31
WASHINGTON CORP
filed 1998-05-08
CIK 314625

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997       Commission file number 1-7228

                           THE WASHINGTON CORPORATION
                 (Name of Small Business Issuer in Its Charter)

             Maryland                                52-1157845
     (State of Incorporation)            (I.R.S. Employer Identification No.)

                             4650 East-West Highway
                            Bethesda, Maryland 20814
                    (Address of principal executive offices)
                                 (301) 657-3640
                           (Issuer's telephone number)
                              ---------------------
           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                 Class B Common Stock, $.01 par value per share
                              ---------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for the fiscal year ended December 31, 1997 were:
$3,238,902

The Registrant has been unable to ascertain any market for the Registrant's securities, and, therefore, the Registrant believes that the best estimate of the market value of its voting stock held by non-affiliates is $0 at the present time.


As of December 31, 1997, the number of shares outstanding of each class of the registrant's classes of common stock were as follows:
                    1,640,327 shares of Class A Common Stock
                       21,476 shares of Class B Common Stock
                       45,119 shares of Class C Common Stock


EXHIBITS BEGIN ON PAGE 37               1

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

(a) BUSINESS DEVELOPMENT

         The Washington Corporation (individually, "TWC" and together with its affiliates that are consolidated with it for financial reporting purposes, the "Company"), a Maryland corporation, was founded in 1979. The Company's operations consist of the ownership of real estate, both income-producing and unimproved, and office building management, primarily in the metropolitan Washington, D.C. area. The Company has been pursuing a plan to divest its non-income-producing properties and to obtain appropriate financing and a long-term lease for its primary income-producing asset.

         Recent Developments

                  NationsBank Note

         In 1992, pursuant to its plan of reorganization, TWC entered into and delivered to NationsBank the NationsBank Note in the original principal amount of $500,000, with an interest rate of 9% per annum and maturity date of December 31, 1997. The remaining balance of the NationsBank Note in the amount of $182,567 was paid in full on December 19, 1997 out of the proceeds of the Allied Loan (see "Refinancing of the Arlington Square Loan" below). The NationsBank Note was secured by the River Oaks property and by the proceeds of certain capital transactions. (See "Description of Property-River Oaks").

                  Timberlake

          TWC defaulted on the quarterly interest payment on the purchase money mortgage ("PMM") that is secured in part by the Timberlake property. The quarterly payments were due and payable on April 15, 1997, July 15, 1997, October 15, 1997, January 15, 1998 and April 15, 1998 in the amount of $22,000 for each payment or an aggregate amount of $110,000. The principal amount of the PMM is $880,000 and matured on January 15, 1998. The PMM, a loan to Nanjemoy Associates Limited Partnership ("NALP"), wholly owned by TWC, is not guaranteed by TWC. TWC and the holders of the PMM are discussing a restructuring of the loan that would extend the maturity and allow TWC to accrue a portion of the interest payments. If an agreement is not reached, the note holders could foreclose on that portion of the property, approximately 313 acres, that is security for the PMM. This would result in TWC losing 313 of the 361 acres of land owned by NALP. In this event, the approved preliminary site plan would be voided together with the various entitlements for the development of the property. It is uncertain how the remaining 48 acres could be developed.

                  Refinancing of the Arlington Square Loan

         TWC, directly and through an affiliate, Arlington Square, Inc., a wholly-owned subsidiary of TWC ("ASI"), owns a 74% interest in Arlington Square Limited Partnership ("ASLP"). ASLP owns 1.75 acres of land and an office building constructed thereon (the "Arlington Square Project") located in Arlington, Virginia that secures a loan (the "ASLP Loan") made by a lender (the "Lender") to ASLP in the original principal amount of $23,000,000. The ASLP Loan matured on November 21, 1993, but the maturity was subsequently extended to November 21, 1996 (the "First Loan Extension") under the terms and conditions of a Note Modification and Restatement Agreement (the "NMRA") and various agreements executed in connection therewith, each dated as of December 29, 1993, between ASLP and the Lender (collectively the "Loan Modification and Extension Agreements"). The ASLP Loan matured on November 21, 1996, but the maturity was again extended to November 21, 1997 (the "Second Loan Extension"). In connection with the Second Loan Extension, ASLP: (i) paid a restructuring fee of $50,979 to the Lender which was due at the maturity of the First Loan Extension; (ii) deposited $16,000 to establish a reserve in order to pay for anticipated costs relating to a possible extension of the current lease (the "Refurbishing Reserve"); and (iii) incurred approximately $52,597 in legal and other costs. Outstanding principal balances on the ASLP Loan totaled $20,362,749 at December 31, 1996. The ASLP Loan matured on November 21, 1997.

         On November 21, 1997, the ASLP Loan was repaid with proceeds of a loan, secured by the Arlington Square Project, from Allied Capital Commercial Corporation ("Allied") in the original principal amount of $24,300,000 (the "Allied Loan"). At the closing of the Allied Loan, $20,600,000 was disbursed to
(i) repay the ASLP Loan in the amount of $19,856,494; (ii) to pay for costs associated with the Allied Loan in the amount of $243,506; and (iii) to deposit $500,000 in an escrow account under Allied's control to be used to pay for anticipated tenant improvements that would be required under the terms of a new ten year lease to an agency of the U.S. Government. The interest rate on the Allied Loan is 10% and the Allied Loan also includes a 30% participation for Allied in the net cash flow or net sales proceeds of ASLP. See "Description of Properties - Arlington Square Project".

         Approximately 95% of the Company's revenues for fiscal year 1997 were derived from the Arlington Square Project.

                  Sale of Ashton Glen

         During 1997, TWC sold its 5% limited partnership interest in Ashton Glen Associates Limited Partnership ("AGALP") which was the Company's entire interest in AGALP. AGALP owns and operates a HUD assisted apartment complex containing 128 garden apartment units located in Manassas, Virginia.

                  Election of Directors

         TWC did not hold an annual or special stockholder's meeting in 1997, and did not elect directors and 1997.

         TWC's Amended and Restated Charter ("Charter") provides that the number of directors of TWC shall be seven (7), consisting of: (i) five (5) directors ("Class A Directors") elected by the holders of TWC's Class A Common Stock, par value $.01 per share (the "Class A Common Stock"), voting separately as a class; and (ii) two (2) directors (the "Class B and Class C Directors") elected by holders of TWC's Class B Common Stock, par value $.01 per share (the "Class B Common Stock"), and Class C Common Stock, par value $.01 per share (the "Class C Common Stock"), voting together as a single class. In addition, under Maryland Law, TWC is required to have at least three (3) directors. Under TWC's Bylaws, two (2) directors, at least one of which is a Class A Director, constitute a quorum for a Board of Directors meeting and the vote of a majority of the Class A Directors participating at such meeting is necessary for TWC's Board of Directors to act.

         On October 25, 1996 at TWC's annual stockholders meeting, William N. Demas, formerly a Class B and Class C Director was elected as a Class A Director and Jose Ma. C. Castro was elected as a Class B and Class C Director to fill the position held by Mr. Demas. Jonathan C. Kinney was also re-elected as a Class B and Class C Director.

                  Submission of Bid - Arlington Square

         On October 17, 1997, the General Services Administration ("GSA"), an agency of the U.S. Government, published a Solicitation for Offers ("SFO") to lease office space in Northern Virginia for various purposes under the advanced requisition programs. On November 7, 1997, ASLP offered to lease to GSA for a fixed term of ten (10) years 100% of the existing office space in the Arlington Square Building.

         On February 20, 1998, ASLP submitted its Best and Final Offer ("BAFO") to GSA. The BAFO contained the following terms: (i) a firm ten (10) year term beginning October 1, 1998 through September 30, 2008; (ii) fixed annual rent of $3,137,043.12 payable at the rate of $261,420.26 per month in arrears; and (iii) should the Government and ASLP prior to June 1, 1998 enter into either a modification to this lease, or to a separate government lease, to a ten-year firm lease for all of the 231 available parking spaces located in the building's garage at the annual rent of $175,000.00 payable monthly at the rate of $14,583.33 in arrears subject to a 5% escalation per year, then ASLP agrees to reduce the rate for this lease from $3,137,043.12 per annum to $3,066,190.90 per annum (subject to adjustment and/or escalation as separately set forth in this lease) for the first five years of the ten-year firm lease term for the leased premises governed by this lease. Such ten-year firm lease term for such 231 available parking spaces shall not be either terminable, renewable, or subject to annual government funding or appropriation.

                  Subsequent Activities

         On or about March 4, 1998, GSA verbally notified ASLP that they intend to award a new ten (10) year lease for the Arlington Square Building subject to resolving some clarifications. On March 31, 1998, ASLP submitted a signed lease to GSA for final review. As of April 20, 1998, GSA has not executed the lease.

(b)  BUSINESS OF THE REGISTRANT

          The Company's operations consist of the ownership of real estate, both income-producing and unimproved land, and the management of these real estate assets.

         Ownership of Income-Producing Properties

         TWC, directly and through ASI, owns a 74% interest in ASLP. ASLP owns
1.75 acres of land and an office building constructed thereon located in Arlington, Virginia. The building is leased to an agency of the U.S. Government under a ten year lease expiring in September of 1998. During the year ended December 31, 1997, approximately 95% of the Company's revenues was derived from income on the Arlington Square Project. In November 1997, the Arlington Square Project was refinanced, and in connection therewith, TWC and its wholly-owned subsidiary, Arlington Square, Inc., entered into a loan agreement and a guaranty agreement with Allied. See "Description of Properties - Arlington Square Project." In early 1998, the Company was notified that it was awarded a long-term lease for the

Arlington Square Project. See "Business Development - Subsequent Events."

         TWC also owns a parcel of land which is leased to Fort Washington Inn Associates ("FWIA"), a non-affiliate of the Company, until March of 2024. The land is improved with a 222-room Holiday Inn which is owned by FWIA. TWC receives base rent plus overage rent under the lease both of which are paid monthly. See "Description of Properties - Fort Washington."

         Ownership of Land

         TWC, through wholly-owned subsidiaries, currently owns 363 acres for future residential development in Charles County, Maryland, known as Timberlake. TWC is currently marketing the property for sale. See
"Description of Properties - Timberlake."

         Management of Real Estate

         TWC manages the Arlington Square Project. TWC receives management fees equal to 3% of monthly revenues of the Arlington Square Project. See "Description of Properties - Arlington Square Project".

         Competition

         The Washington area real estate market has fully recovered from most of the problems associated with the early 1990's, however, many market segments are still depressed, particularly for the sale of unimproved land. The Company must compete with other owners of real property that is now or will be for sale. The lack of buyers and financing make the sale of real estate extremely difficult. Management believes this condition is expected to continue for the foreseeable future. The value of improved property, such as the Arlington Square Project, has stabilized in recent years.

         Regulatory Approvals

         In the past, when the Company acquired land for development, certain regulatory approvals and permits were required to either improve, develop, lease or sell the property. Approval of the preliminary site plan for Timberlake from the Charles County Planning Commission was received during 1994. Additional county, state and federal permits will be required for a purchaser to develop the property and the receipt of such may be a condition of any purchase contract.

         Employees

         As of December 31, 1997, the Company employed five full-time persons and one part-time person. Two of the Company's employees work at the Arlington Square Project as the Chief Engineer and the Assistant Engineer.


ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company's operations involve ownership of income-producing properties and unimproved land. The Company currently owns four principal properties and leases its corporate headquarters.

         The following table summarizes, as of December 31, 1997, the Company's ownership interests in its four principal properties and in two properties of secondary importance. More detailed disclosure relating to the principal properties follows immediately after the table.

                   THE WASHINGTON CORPORATION AND SUBSIDIARIES
                          REAL ESTATE PROPERTIES OWNED



                                                            ENCUM-
                                                            BRANCES
                                                 PERCEN-    INCLUDING                          COSTS        WRITE UP/
                                                  TAGE      ACCRUED        LOAN             CAPITALIZED     (DOWN) TO    NET
                                                  OWNER-    INTEREST     MATURITY           SUBSEQUENT TO      FAIR      BOOK
 NAME                          DESCRIPTION        SHIP      AND TAXES      DATE      LAND     PURCHASE         VALUE     VALUE
Arlington Square    46,481 sq. ft. of land with
     Project        a building of approximately
                    135,000 sq. ft. in
                    Arlington County, Va.           74%    $20,774,959    12/00   2,533,038  12,352,799   3,625,120  $18,510,957(3)

Timberlake          363 acres of land zoned
                    for residential development
                    located in Charles
                    County, Md.  (1)               100%    $     964,334  01/98   1,370,545     999,177    (466,100)  $1,903,622

Ft. Washington      7.3 acres of land with a
                    222-room hotel located in
                    Ft. Washington, Pa.  (2)       100%         -                   400,000        -           -      $  400,000

River Oaks          16.6 acres of land zoned
                    for commercial development
                    located in Prince William
                    County, Va.                    100%         -                 1,821,670     520,220  (2,141,890)    $200,000

Winchester          23.21 acres of land zoned
                    for multi-family garden
                    apartments located in
                    Memphis, Tn.                   100%         -                   100,000        -        (95,000)       5,000

Port-O-             7 townhouse lots totaling
Dumfries            approximately 19,436 sq. ft.
                    located in Dumfries, Va.       100%         -                    14,829        -        (11,829)       3,000



(1)    This property is owned by an wholly owned subsidiary of TWC.
(2) The lease on this property is subordinated to a first mortgage secured by the land and the leasehold which consists of a 222-room Holiday Inn. The Company has no payment obligation on the loan which had a balance of $0 as of December 31, 1997.
(3) This amount reflects depreciation, deferred loan closing costs, and deferred rental concessions.

PROPERTIES

         Arlington Square Project

         TWC, directly and through a wholly-owned affiliate, owns a 74% interest in ASLP. ASLP owns 1.75 acres of land and an office building containing 135,000 gross square feet constructed thereon located in Arlington, Virginia. The building is 100% leased to an agency of the U.S. Government under a ten year lease expiring in September of 1998. The terms of the lease require the tenant to pay base rent plus its proportionate share of certain operating expense increases. During 1997 and 1996, the Company realized rental income from such lease amounting to approximately $3,142,000 and $3,121,000, respectively, per year, or approximately $23.25 and $23.10, respectively, per rentable square foot based on a BOMA standard. During 1997 and 1996, approximately 95% and 97%, respectively, of the Company's revenues was derived from the Arlington Square Project.

         The ASLP Loan matured on November 21, 1993, but the maturity was subsequently extended to November 21, 1996 (the "First Loan Extension") under the terms and conditions of a Note Modification and Restatement Agreement (the "NMRA") and various agreements executed in connection therewith, each dated as of December 29, 1993, between ASLP and the Lender (collectively the "Loan Modification and Extension Agreements"). The ASLP Loan matured on November 21, 1996, but the maturity was subsequently extended to November 21, 1997 (the "Second Loan Extension"). In connection with the Second Loan Extension, ASLP:
(i) paid a restructuring fee of $50,979 to the Lender which was due at the maturity of the First Loan Extension; (ii) deposited monthly $16,000 to establish a reserve in order to pay for anticipated costs relating to a possible extension of the current lease (the "Refurbishing Reserve"); and (iii) incurred approximately $52,597 in legal and other costs. Outstanding principal balances on the ASLP Loan totaled $20,362,749 at December 31, 1996. The ASLP Loan matured on November 21, 1997.

         On November 21, 1997, the ASLP Loan was repaid with the proceeds of the Allied Loan, secured by the Arlington Square Project, from Allied in the original principal amount of $24,300,000. At the closing of the Allied Loan, pursuant to a loan agreement among Allied, ASLP, ASI, and TWC (the "Loan Agreement"), $20,600,000 was disbursed pursuant to two promissory notes (the "Notes"), a first lien in the amount of $19,600,000 and a second lien in the amount of $1,000,000 (i) to repay the ASLP Loan in the amount of $19,856,454;
(ii) to pay for costs associated with the Allied Loan in the amount of $243,506; and (iii) to deposit $500,000 in an escrow account under Allied's control to be used to pay for anticipated tenant improvements ("T.I. Reserve") that would be required under the terms of a new ten year lease to an agency of the U.S. Government.

         The undisbursed portion of the Allied Loan (the "Holdback") in the amount of $3,700,000 is to be disbursed under certain conditions and only in the event that a new ten year lease to an agency of the U. S. Government is not awarded to ASLP and consummated. In such event, the Holdback will be used, in part, to pay for the operating costs of the building including interest on the Allied Loan once the U.S. Government vacates the premises. The balance of the Holdback, together with tenant improved reserves held by ASLP (see "Escrow and Reserve Accounts") will be used to pay for the tenant improvements, commissions and marketing expenses associated with leasing the Arlington Square Building to private tenants.

                  Interest Payments and Amortization

         The annual interest rate on the outstanding principal balance of the Allied Loan in the amount of $20,600,000 is 10% paid monthly. The note matures on December 1, 2000. In addition to the monthly interest, Allied will receive a carried interest (the "Additional Interest") in the Arlington Square Building in the amount of 30% of net cash flow and net sales proceeds. See "Additional Interest" . There is no amortization of the principal amount of the loan and there is no pre-payment penalties if the loan is repaid prior to maturity.

                  Additional Interest

         Several months prior to maturity of the ASLP Loan, the lender, Fuji Bank, informed ASLP that no further extensions would be granted. As an incentive to provide a new loan to ASLP to repay the ASLP Loan that was due to mature on November 21, 1997, Allied required that ASLP grant to it a participation in the net cash flow (defined below) and in the net cash proceeds from a sale or refinance of the Arlington Square Project. In addition to the fact that the ASLP Loan would not be extended by Fuji Bank, the other conditions that gave rise to this demand extend from the fact that i) the lease with the U.S. Government was due to mature on September 30, 1998 and that the possibility existed that the Arlington Square Building would be 100% vacant; ii) that ASLP or TWC did not have sufficient capital to cover the operating deficits that would result from a vacant building; and iii) that the appraisal furnished by an independent appraiser was approximately equal to the proposed loan amount. These conditions remained at December 31, 1997.

         Beginning at the closing of the Allied Loan, Allied would receive periodically 30% of ASLP's net cash flow which is defined in the loan agreement as all gross receipts less i) normal operating expenses; ii) interest paid monthly at 10% per annum; and iii) escrow payments for taxes and insurance. Allied will also receive 30% of the equity value of the property resulting from the sale or refinancing of the property. The equity value of the property at any time shall be an amount equal to the fair market value of the property less normal transaction costs, less the then outstanding principal balance of the loan. For this purpose, the fair market value of the property shall be its gross sales price in a bona fide arm's-length sale transaction or its appraised value in a refinancing transaction or at the maturity date.

         The Additional Interest will survive the repayment of the Allied Loan. In the event that the U.S. Government does not execute a new ten year lease with ASLP and the $3,700,000 Holdback is funded, then the Allied Additional Interest will increase to 80% of net cash flow and net proceeds of a sale or refinancing.

                  Escrow and Reserve Accounts

         The Allied Loan requires that ASLP fund an escrow account for the purpose of paying the annual insurance premium and the semi-annual payments of real estate taxes held by Allied by making monthly payments of $19,397. ASLP is required to deposit $16,000 per month into a T.I. Reserve account held by Allied for the purpose of accumulating the funds that may be required to pay for any improvement required under the terms of a new ten year lease with the U.S. Government.

                  Agreements Securing Payment of the Loan

         Payment of obligations under the Allied Loan are secured by (i) the Deeds of Trust; (ii) a certain

Assignment of Landlord's Interest in Rents and Lease dated as of November 20, 1997; (the "Assignment of Rents") (iii) the tax and insurance escrow; and (iv) the T.I. Reserve.

         In addition, TWC, ASI and ASLP have jointly and severally guaranteed to Allied the due and punctual payment of the Guaranteed Obligations under the Loan Agreement and a separate Guaranty entered into in connection with the Allied Loan. The Guaranteed Obligations include (a) any and all sums due and payable pursuant to the Notes, provided, however, that such obligations shall arise only in the event that any of the following shall occur: (i) ASLP's failure to comply with provisions of the loan documents prohibiting the sale or further encumbrance (but only in the event of an encumbrance in excess of $10,000.00 in the aggregate) of the property; (ii) ASLP's, ASI's, or TWC's attempt to interfere with Allied's exercise of any of its collection and/or enforcement rights under any of the loan documents following the occurrence of an event of default; (iii) ASLP's failure to comply with the provisions of the loan documents prohibiting commission of waste; or (iv) a breach by ASLP of any of the environmental provisions of the loan agreement and/or any other loan document; and (b) any deficiency, loss, damage or expense (including reasonable attorneys' fees) arising pursuant to either of the Notes and/or the other loan documents which are suffered or incurred as a result of ASLP's failure to perform its obligation to properly account to Allied for, or misapplication of, any proceeds of insurance or condemnation proceeds, rents, security deposits or other revenues of the property.

                  General Information

         For federal income tax purposes at December 31, 1997, the basis of the Arlington Square Project, including, the land, building, tenant improvements on the project and equipment (including asset adjustments under Section 754 of the Internal Revenue Code of 1986, as amended) are stated as follows:


        Land                              $ 2,791,072
        Building                           19,355,790
        Tenant improvements                 1,588,127
        Equipment                              28,898
                                          -----------
                                           23,763,887
        Less accumulated depreciation      (5,722,127)
                                          -----------
        Total                             $18,041,760
                                          -----------
                                          -----------

Depreciation is determined using the straight-line method over the estimated useful lives of the assets. Building and tenant improvements are depreciated over 31.5 and 39 years respectively, and equipment is depreciated over seven years. The realty tax rate on the project is .986%, and in 1997 ASLP paid an aggregate of $210,443 in realty taxes.

         Fort Washington

         TWC owns a fee simple interest in a parcel of land on which a 222-room hotel is built. The property is located in Ft. Washington, Pennsylvania. Pursuant to a certain Lease Agreement dated March 24, 1974, TWC, as landlord, is paid an annual minimum rent of $66,000, plus one percent of gross room sales, but not less than $1,000 a month. The lease provides that upon termination of the lease on March 29, 2024, the property together with all improvements thereon shall accrue to the landlord free and clear of all liens. The Company believes that the Fort Washington property is adequate for its present use. During 1997 and 1996, the Company recorded revenues of $102,860 and $102,779 respectively, under the lease agreement.

         Timberlake

         TWC, through wholly-owned subsidiaries, owns 363 acres for future residential and retail development in Charles County, Maryland. The land secures a loan with an outstanding principal balance of $880,000, and accrued unpaid interest of $110,000, which matures on January 15, 1998. The Company defaulted on its quarterly interest payments on this loan. See "Business Development - Recent Developments - Timberlake." The interest rate on this loan was 10% per annum. The Company has received a one year extension of its amended preliminary site plan which now expires on April 5, 1999 and is marketing the property for sale. Additional county, state and federal permits will be required to develop the property and the receipt of such may be a condition of any purchase contract.

         River Oaks

         TWC, through a wholly-owned subsidiary, owns 100% of the partnership interests of Four Year Trail Limited Partnership. The partnership owns 16.6 acres of land located in Prince William County, Virginia, known as River Oaks. On December 19, 1997, the Company paid off the NationsBank Note which was secured in part by River Oaks. See "Business Development - Recent Developments - NationsBank Note." The Company has no further obligations on this property except for the periodic payment of real estate taxes.

          Company Headquarters

         TWC has an operating lease for its office space at 4650 East-West Highway, Suite 251, Bethesda, Maryland 20814, which expires on February 28, 1999. Currently, TWC's rent obligations under the lease are $15,800 per annum. The rent increases annually at a rate of 5%.

         Competition

         The real estate market in the Washington Area has fully recovered from most of the problems associated with the early 1990's, however, many market segments are still depressed, particularly for the sale of unimproved land. When it attempts to sell its properties, the Company must compete with other owners of real property that is for sale. The lack of buyers and financing makes the sale of the Company's properties extremely difficult. The value of the Arlington Square Project has stabilized in recent years.

         Competition for tenants to lease land and office space is also very strong, however, the Company's two principal income producing properties, the Arlington Square Project and the Fort Washington property, as of December 31, 1997, are fully under lease to tenants until 1998 and 2024, respectively. In early 1998, the Company was verbally notified of an award of a long-term lease for the Arlington Square Project which will begin in September 1998. See "Business Development - Recent Developments - Subsequent Events".

         Insurance

         In the opinion of management of the Company, all of the Company's primary real estate assets are adequately covered by insurance.

         Investment Policies

         No limitations exist on the percentage of the Company's assets which may be invested in any one investment, or type of investment, although approval by the shareholders of a majority of the outstanding shares of Class A, Class B and Class C Common Stock, voting jointly as a class, is required before a sale or other disposition of all or substantially all of the assets of the Company or any material subsidiary.

         Management's objective for the foreseeable future is to retain the income-producing properties and to prepare for sale all non-income-producing real estate assets. In the foreseeable future, the Company contemplates no new investments in real estate, interests in real estate, real estate mortgages or securities of or interests in entities primarily engaged in real estate activities. In addition, during such period, the Company does not intend to acquire other assets during such period, either primarily for possible capital gain or primarily for income.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Under TWC's Amended and Restated Charter, filed July 30, 1992 with the Maryland Department of Assessments and Taxation ("TWC's Charter"), TWC has three classes of common stock: Class A Common Stock, Class B Common Stock, and Class C Common Stock (Class A, B and C Common Stock collectively referred to herein as the "New Common Stock"). At the present time, there is no established public trading market for any class of the New Common Stock. As of December 31, 1997, there were 123 record holders of the Class A Common Stock, 418 record holders of the Class B Common Stock, and 16 record holders of the Class C Common Stock.

         TWC has been unable to ascertain any market for TWC's common stock during 1997 or 1996. Consequently, TWC does not have any information concerning high and low bids on any class of its common stock during 1997 or 1996.

         TWC has not paid any dividends or distributions on its common stock since 1990.

         Under TWC's Charter and except as may otherwise be required by law, holders of Class A Common Stock are entitled to receive 100% of all dividends and other distributions (the "Dividend Preference") made by TWC in respect of its capital stock until such time as dividends and other distributions paid to the holders of Class A Common Stock equal, in aggregate, to approximately $5,500,000 (the "First Trigger").

         Following the First Trigger, if it occurs, the holders of Class A Common Stock are to receive approximately 98.6%, and holders of Class B Common Stock are to receive the remaining approximate 1.4%, of all dividends and other distributions paid in respect of TWC's capital stock until such time as the Dividend Preference paid to the holders of Class A Common Stock equal 100% of the Allowed Class 7 Claims (the "Second Trigger"). Until the occurrence of the Second Trigger, if any, the holders of Class C Common Stock have no right to receive any dividends in respect of Class C Common Stock.

         In addition, under the Charter, the Class A Common Stock has an aggregate liquidation preference in an amount equal to approximately $11,000,000 reduced (but not below zero) by the aggregate amount of dividends and other distributions paid to the holders of the Class A Common Stock.

         Under the Charter, following the Second Trigger, if it occurs, all outstanding shares of Class A Common Stock, Class B Common Stock and Class C Common Stock will automatically be converted into a single class of common stock (the "Single Class Common Stock"). Upon such conversion, the holders of Class B Common Stock and the holders of the Class C Common Stock will receive an aggregate of 25% of the outstanding shares of the Single Class Common Stock, such 25% to be allocated pro rata based on the number of shares of Class B Common Stock and Class C Common Stock outstanding at the time of such conversion. Except as otherwise provided in the Charter or required by law, upon the occurrence of the Second Trigger: (i) shares of the Single Class Common Stock will rank pari passu and will share equally, share for share, in any dividends or other distributions made by TWC, and will be identical in all respects; and (ii) the holders of the Single Class Common Stock will be entitled to one vote per share on all matters submitted for shareholder vote.

         Following the Second Trigger, if it occurs, TWC is required to provide the holders of outstanding shares of Class A Common Stock, Class B Common Stock and Class C Common Stock with a quarterly statement (which may be contained in reports periodically filed by TWC with the Securities and Exchange Commission or regularly provided by TWC to its shareholders) of the then-current amount of the Dividend Preference and other distributions theretofore paid to the holders of Class A Common Stock. As of December 31, 1997, the then-current amount of the Dividend Preference was approximately $11,000,000. The aggregate amount of the Dividend Preference paid to holders of the Class A Common Stock was $0.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Material Changes in Financial Condition

         During the year ended December 31, 1997, the Company's total assets were reduced by $327,000 from $22,495,000 to $22,168,000. Such decrease was primarily the result of depreciation of operating property and equipment and the sale of partnership interests as well as an additional valuation allowance of $100,000 on Timberlake, offset, in part, by increases in cash and cash equivalents and escrow deposits.

         Operating property and equipment decreased by $432,000 from $18,943,000 at December 31, 1996 to $18,511,000 at December 31, 1997. Such decrease was primarily the result of depreciation and the amortization of deferred rent concessions on the Arlington Square Project, offset, in part, by the capitalization of repair costs on the Arlington Square Project.

         Cash and cash equivalents increased by $82,000 from $141,000 at December 31, 1996 to $223,000 at December 31, 1997. Such increase was primarily the result of the accrual of interest on the Timberlake Property. While the Company is negotiating with the lender, interest is not being paid.

         Escrow deposits increased by $397,000 from $172,000 at December 31, 1996 to $569,000 at December 31, 1997. Such increase was primarily the result of periodic deposits made to the reserves on the Arlington Square Project, offset, in part, by the use of escrow funds for costs related to the Arlington Square Project. As a result of the Arlington Square mortgage refinancing on November 21, 1997, the reserves were increased by $252,973. These reserves are to be used for the payment of certain capital expenditures, semi-annual payments of real estate taxes and the annual payment of insurance as well as escrowed funds for capital improvements. See "Description of Properties - Arlington Square Project".

         Equity in and advances to unconsolidated partnerships decreased by $279,000 from $279,000 on December 31, 1996 to $5 on December 31, 1997. Such
decrease was the result of the sale of the equity interest in Ashton Glen.

         During the year ended December 31, 1997, the Company's total liabilities increased by $77,000 from $21,745,000 at December 31, 1996 to $21,822,000 at December 31, 1997. Such increase was primarily the result of an increase in note payable - Arlington Square Project and accrued interest payable, offset, in part, by a decrease in other notes and loans payable.

         Note payable - Arlington Square Project increased by $237,000 from $20,363,000 at December 31, 1996 to $20,600,000 at December 31, 1997. Such
increase was the result of the refinancing of the ASLP Loan on November 21, 1997.

         Other notes and loans payable decreased from $1,062,000 at December 31, 1996 to $898,000 at December 31, 1997. This decrease was the result of the payoff of the NationsBank Note, offset by a note for the purchase of an automobile.

         Accrued interest payable increased by $136,000 from $123,000 at December 31, 1996 to $259,000 at December 31, 1997. This increase was the result of an increase in accrued interest payable on the Timberlake Note.

         Accounts payable and other liabilities decreased by $133,000 from $198,000 at December 31, 1996 to $65,000 at December 31, 1997. Such decrease was primarily the result of an increase in operating property income and other income.

Results of Operations

         Revenues increased by $119,000 from $3,252,000 for the year ended December 31, 1996 to $3,371,000 for the year ended December 31, 1997. Such increase was primarily the result of an increase in operating property income and other income, offset, partially, by loss on sale of investments.

         Operating property rental income increased by $92,000 from $3,113,000 for the year ended December 31, 1996 to $3,205,000 for the year ended December 31, 1997. This increase was the result of income the Company received from the Arlington Square Project, which is the Company's primary source of rental income.

         Other income decreased by $12,000 from $12,000 for the year ended December 31, 1996 to $0 for the year ended December 31, 1997. The reduction was attributable to no additional management fees in 1997.

         The equity interest in net income from partnership investments decreased by $21,000 from $24,000 for the year ended December 31, 1996 to $3,000 for the year ended December 31, 1997. This decrease was primarily the result of a reduction in distributions from joint ventures.

         The net loss on sale of investments increased by $73,000 for the year ended December 31, 1997 from $0 for the year ended December 31, 1996. The loss to $73,000 was the result of the sale of a limited partnership interest in Ashton Glen Limited Partnership.

         Total expenses increased by $355,000 from $2,465,000 for the year ended December 31, 1996 to $2,820,000 for the year ended December 31, 1997. This increase is primarily due to a provision to reduce assets to fair market value, an increase in general and administrative expenses and other expenses, partially, offset, by a decrease in operating property expenses.

         During 1997, the Company recorded a provision for estimated losses on asset dispositions in the amount of $100,000. This provision was due to the writedown to net realizable value of certain real estate and development properties of the Company.

         Interest expense increased by $204,000 from $1,332,000 for the year ended December 31, 1996 to $1,536,000 for the year ended December 31, 1997. This increase was the result of a refinancing of the ASLP Note.

         Operating property expenses decreased by $254,000 from $938,000 for the year ended December 31, 1996 to $684,000 for the year ended December 31, 1997. This decrease is due to a decrease in operating expenses relating to the Arlington Square Project.

         General and administrative expenses decreased by $32,000 from $152,000 for the year ended December 31, 1996 to $120,000 for the year ended December 31, 1997. This decrease was primarily the result of a write off of previously accrued professional fees.

         Other expenses increased by $48,000 from $43,000 for the year ended December 31, 1996 to $91,000 for the year ended December 31, 1997. This increase was primarily the result of an increase in consulting fees.

         Net income before depreciation and amortization decreased by $235,000 to $551,000 for the year ended December 31, 1997 from $786,000 for the year ended December 31, 1996. Such decrease was a result of an increase in total expenses as described above, offset, in part, by an increase in revenues.

         Depreciation and amortization increased by $84,000 from $870,000 for the year ended December 31, 1996 to $954,000 for the year ended December 31, 1997. This increase was the result of an increase in depreciation on the Arlington Square Project.

         Net loss increased by $319,000 from a net loss of $84,000 for the year ended December 31, 1996 to a net loss of $403,000 for the year ended December 31, 1997. This increase was the result of the changes in the items described above.

Liquidity and Capital Resources:  Outlook

         The Company's primary sources of funds for 1997 came from rental income, distributions the Company received from affiliated partnerships and property management fees. As of December 31, 1997, the Company had cash and cash equivalents and escrow deposits totaling approximately $792,000 of which $569,000 was escrow deposits. The Company expects its primary source of funds for 1998 to again be rents received on the Arlington Square Project.

         During 1997, cash and cash equivalents increased by $82,000 as compared to an increase of $43,000 for 1996. The increase in 1997 was primarily due to decreased interest payments on the Timberlake Notes, a reduction in real estate taxes and a reduction in general and administrative expenses, offset, in part, by an increase in operating property expenses.

         Future sources of funds are anticipated to come from the rents, property management fees and distributions from affiliated partnerships. However, distributions from affiliated partnerships are no longer a significant portion of the Company's cash flow. The Company has tried without success to sell its remaining assets.

         TWC's agreement to manage the Arlington Square Project provides for management fees approximating $96,000 annually. In addition, TWC receives approximately $150,000 annually to reimburse TWC for certain costs and fees. See "Description of Properties - Arlington Square Project". The continued ownership of the Arlington Square Project is necessary to provide the Company with sufficient cash for operations.

         The Company's primary use of operating funds is anticipated to be for corporate overhead expenses, principal payments on the ASLP Note and expenditures for the Company's Timberlake Project located in Charles County, Maryland. The Company is currently marketing this property for sale.

         The Company also no longer receives property management fees from the management of any shopping centers. The sale of the general partnership interests in prior years has resulted in the cancellation of these management contracts.
The absence of such management fees will increase the Company's liquidity problems.

         On October 25, 1996 at TWC's annual stockholders meeting, William N. Demas, formerly a Class B and Class C Director was elected as a Class A Director and Jose Ma. C. Castro was elected as a Class B and Class C Director to fill the position held by Mr. Demas. Jonathan C. Kinney was also re-elected as a Class B and Class C Director. The Board of Directors, as elected during the October 25, 1996 stockholders meeting, ratified the actions of TWC taken during the period January 20, 1994 to October 25, 1996 and approved the Second Loan Extension. See "Business of the Registrant Recent Developments - Election of Directors".

         The Company does not have a plan to address its liquidity problems other than to continue to seek to have creditors extend the maturity of their notes and to seek to have creditors exchange their debt on certain properties for equity in the property securing their debt. The Company will also, to the extent if necessary, attempt to delay payment for certain services until properties are sold. If these attempts are not successful, the Company may be forced to sell its remaining properties for significantly less than recorded values and/or seek protection from its creditors under the Bankruptcy Code.

ITEM 7.  FINANCIAL STATEMENTS



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Pages

   Independent Auditor's Report                                         19

   Consolidated Balance Sheets at December 31, 1997 and 1996            20

   Consolidated Statements of Operations for the years ended
     December 31, 1997 and December 31, 1996                            21

   Consolidated Statements of Stockholders' Equity (Deficiency          22

   Consolidated Statements of Cash Flows                                23

   Notes to Consolidated Financial Statements                        24-30


                                  [LETTERHEAD]

                          Independent Auditors' Report


Board of Directors and Shareholders
THE WASHINGTON CORPORATION
Bethesda, Maryland

We have audited the accompanying Consolidated Balance Sheets of THE WASHINGTON CORPORATION and Subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows. These consolidated statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Washington Corporation and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements as of December 31, 1997 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has incurred continuing losses from operations and has been unable to dispose of certain of its real estate assets. As a result, the Company may not be able to continue to meet its obligations as they come due. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in
Note 12. The eventual outcome of these matters are not presently determinable and the consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.



[SIGNATURE]

Rockville, Maryland
March 18, 1998

6116 Executive Boulevard, Fifth Floor
Rockville, Maryland 20852
Phone (301)231-6200
Fax (301)231-7630
Internet http://www.2fwpa.com

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31, 1997 AND 1996



                                                                            1997                     1996
                                                                        ------------             ------------
ASSETS

  Real estate and development property (Notes 1,2, and 7)                $2,110,342               $2,210,342
  Operating property and equipment, net (Notes 1,2, 6 and 7)             18,510,957               18,943,228
  Cash and cash equivalents (Note 1)                                        222,821                  140,918
  Escrow deposits (Note 6)                                                  569,348                  172,355
  Land purchase leaseback (Note 4)                                          400,000                  400,000
  Equity in and advances to unconsolidated partnerships (Note 3)                  5                  279,072
  Other assets (Note 5)                                                     354,989                  349,033
                                                                        ------------             ------------
Total Assets                                                            $22,168,462              $22,494,948

LIABILITIES

 Note payable  -  Arlington Square Project (Note 6)                     $20,600,000              $20,362,749
 Other notes and loans payable (Note 7)                                     898,009                1,061,706
 Accrued interest payable                                                   259,292                  122,974
 Accounts payable and other liabilities                                      65,078                  197,938
                                                                        ------------             ------------
Total Liabilities                                                        21,822,379               21,745,367

COMMITMENTS AND CONTINGENCIES (Notes 2,4,6,11,12 and 13)

STOCKHOLDERS' EQUITY

  Common stock, $.01 par value; shares issued (Notes 1 and 10)
     Class  A  -  1,640,327 shares                                           16,403                   16,403
     Class B - 21,476 shares                                                    215                      215
     Class C - 45,119 shares                                                    451                      451
     Additional paid-in capital                                           2,804,821                2,804,821
     Accumulated deficit                                                 (2,475,807)              (2,072,309)
     Total Stockholders' Equity                                             346,083                  749,581
                                                                        ------------             ------------
     Total Liabilities and Stockholders' Equity                         $22,168,462              $22,494,948
                                                                        ------------             ------------
                                                                        ------------             ------------



The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                               1997                        1996
                                                                           ------------                ------------

REVENUES

  Operating property rental income (Note 11)                                $3,205,248                  $3,112,733
  Rent from land purchase leaseback (Note 4)                                   102,860                     102,779
  Other income                                                                       0                      12,000
  Equity interest in net income from partnership
     investments                                                                 3,437                      23,860
  Interest income                                                                  774                         175
  Loss on sale of investments (Note 3)                                         (73,417)                          0
                                                                           ------------                ------------
        Total revenues                                                       3,238,902                   3,251,547
                                                                           ------------                ------------

EXPENSES

  Provision for estimated losses on asset value adjustments (Note 2)           100,000                           0
  Interest expense (Notes 6 and 7)                                           1,535,665                   1,332,216
  Operating property expenses                                                  824,040                     937,626
  General and administrative expenses                                          119,837                     152,241
  Other expenses                                                               108,519                      43,249
                                                                           ------------                ------------
       Total expenses                                                        2,688,061                   2,465,332

NET INCOME BEFORE DEPRECIATION AND AMORTIZATION                                550,841                     786,215

DEPRECIATION AND AMORTIZATION (NOTE 1)                                         954,339                     870,467
                                                                           ------------                ------------
NET LOSS                                                                      (403,498)                    (84,252)
                                                                           ------------                ------------

LOSS PER COMMON SHARE:
Net loss                                                                         (0.24)                      (0.05)
                                                                           ------------                ------------

Weighted average common shares outstanding                                   1,706,922                   1,706,922
                                                                           ------------                ------------
                                                                           ------------                ------------



The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                ADDITIONAL
                                COMMON           PAID-IN             ACCUMULATED
                                STOCK            CAPITAL               DEFICIT            TOTAL
                               --------        -----------          -------------       --------
BALANCE, JANUARY 1, 1996        $17,069         $2,804,821          ($1,988,057)        $833,833

NET LOSS                              0                  0              (84,252)        ($84,252)
                               --------        -----------          -------------       --------
BALANCE, DECEMBER 31, 1996       17,069          2,804,821           (2,072,309)        $749,581

NET LOSS                                                               (403,498)       ($403,498)
                               --------        -----------          -------------       --------
BALANCE, DECEMBER 31, 1997      $17,069         $2,804,821          ($2,475,807)        $346,083
                               --------        -----------          -------------       --------
                               --------        -----------          -------------       --------



The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                                         1997             1996
                                                                     -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              ($403,498)        ($84,252)
Adjustments to reconcile net loss to net cash provided
by operating activities:
  Provision for estimated losses on asset value adjustments             100,000                0
  Depreciation and amortization                                         954,339          870,467
  Amortization of deferred rental concessions                           190,932          190,931
  Loss on sale of investments                                            73,417                0
  Decrease in other assets                                               (5,956)         (23,634)
  Decrease (increase) in interest payable                               136,318           (1,972)
  (Increase) decrease in accounts payable and other liabilities        (132,860)          38,875
                                                                     -----------      ------------

      Net cash provided by operating activities                         912,692          990,415
                                                                     -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of partnership                                     180,000                0
  Purchase of fixed assets                                             (116,175)        (145,068)
  Withdrawals from restricted escrows                                   172,355                0
Deposits to restricted escrows                                         (569,348)         (54,221)
                                                                     -----------      ------------

        Net cash used in investing activities                          (333,168)        (199,289)
                                                                     -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment of mortgage loan                                (20,362,749)               0
  Proceeds from mortgage loan                                        20,600,000                0
  Proceeds from note payable                                             20,000                0
  Principal payments on notes payable                                  (183,697)        (754,420)
  Payment of loan fees and settlement costs                            (596,825)               0
  Distributions from partnerships                                        25,650            6,737
                                                                     -----------      ------------

          Net cash used in financing activities                        (497,621)        (747,683)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                  81,903           43,443

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          140,918           97,475
                                                                     -----------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                222,821          140,918
                                                                     -----------      ------------
                                                                     -----------      ------------


SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid during the year                                       1,289,347        1,333,686
                                                                     -----------      ------------
                                                                     -----------      ------------




The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1
ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated statements include the accounts of The Washington Corporation ("TWC") and all entities over 50% owned by TWC (collectively, the "Company"). Investments in 5% to 50% owned ventures and partnerships are accounted for using the cost or equity method. As appropriate, all significant intercompany transactions have been eliminated in consolidation.

REVENUE RECOGNITION AND DEFERRED RENTAL CONCESSIONS

         Profit on the sale of real estate is recognized at the time the sale is settled. Rental income from leases, with scheduled rental increases during their lease terms, is recognized for financial reporting purposes on a straight-line basis net of amortization of deferred rental concessions.

REAL ESTATE AND DEVELOPMENT PROPERTY EXPENSES

         The Company records its real estate and development property at the lower of accumulated cost or estimated net realizable value. The Company follows the policy of charging, as current expenses, the holding costs of real estate such as taxes, insurance and interest, to the extent the properties are not currently being developed. Direct development and engineering costs are capitalized as part of property cost. Interest expense totaled $1,535,665 and $1,332,216 for the years ended December 31, 1997 and 1996, respectively. No interest was capitalized during either of the periods noted above.

OPERATING PROPERTY AND EQUIPMENT - ARLINGTON SQUARE PROJECT

         At December 31, 1997 and 1996, operating property and equipment is stated at the net "fresh start" value of $23,000,000, less related accumulated depreciation and amortization of related intangibles. For "fresh start" reporting purposes, the Arlington Square Project was revalued to an amount equal to the original amount of the non-recourse debt secured by the property. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Buildings and related improvements are depreciated over 31.5 and 39 years, respectively. Tenant improvements are amortized using the straight-line method over the lesser of the term of the life of the respective lease or the useful life of the improvements. Deferred rental concessions are amortized over the term of the lease.

         At December 31, 1997 and 1996, operating property and equipment consisted of:



                                                         1997               1996
                                                      ----------         ----------
         Land, building and equipment                $23,069,531        $22,960,483
         Tenant improvements                           1,587,548          1,587,548
         Deferred rental concessions, net                143,157            334,089
         Deferred loan closing costs, net                580,242             88,592
                                                      ----------         ----------
                                                      25,380,478         24,970,712
         Less depreciation and amortization           (6,869,521)        (6,027,484)
                                                      ----------         ----------
                                                     $18,510,957        $18,943,228
                                                      ----------         ----------
                                                      ----------         ----------


CASH AND CASH EQUIVALENTS

         For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company periodically has cash balances which may exceed federally insured limits. The Company does not believe that this results in any significant credit risk.

ESCROW DEPOSITS

          At December 31, 1997 and 1996, deposited funds of $569,348 and $172,355 were restricted for replacement reserve, and tax and insurance escrows, primarily for the Arlington Square Project as required by the lender.

MANAGEMENT ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BASIC NET LOSS PER SHARE

         In 1997, the Company adopted Statement of Financial Accounting Standard No. 128, Earnings Per Share. The adoption of this Standard had no effect on current period or previously reported net loss per share. The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding is comprised of all classes of common stock.

ACCOUNTING PRONOUNCEMENTS

         In June 1997 the Financial Accounting Standard Board issued Statement of Financial Accounting No. 130 Reporting Comprehensive Income. This standard requires the reporting of the components of comprehensive income, which includes net income, and is effective for years beginning after December 15, 1997. The Company believes that had the standard been adopted for the year ended December 31, 1997, that the presentation would not differ significantly from the presentation contained in its Statement of Operations.

NOTE 2
REAL ESTATE AND DEVELOPMENT PROPERTY

         Residential development efforts in the past included the acquisition of raw land for the development of planned sites or finished building lots for sale to homebuilders. The Company, through a wholly-owned subsidiary, currently owns 363 acres known as Timberlake in Charles County, Maryland. The Company is currently marketing the property. During 1995, management assessed the property's net realizable value and has recorded a $366,100 adjustment to income to lower the property value from $2,368,442 to $2,002,342. Management reassessed the property value in 1997 and determined that an additional $100,000 reserve was necessary to adjust the property to fair market value.

         The Company also owns a property, known as River Oaks, that was intended to be a retail development site in Prince William County, Virginia. Pursuant to its Chapter 11 reorganization plan, the lender has released its debt and security interest on the property in exchange for the Company's release of the lender's development obligations. The property had been revalued in "fresh start" accounting to $200,000.

         In addition, in 1995, the Company recorded an adjustment of $81,472 to reduce other development properties to their net realizable value of $8,000.

NOTE 3
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIPS

RESIDENTIAL PARTNERSHIPS

         The Company owned a 5% limited partnership interest in a 128-unit HUD assisted apartment complex that was recorded at $278,644 at December 31, 1996. The Company sold its partnership interest in 1997 for $180,000. Payments of $25,656 and $30,750 were received from this project during 1997 and 1996, respectively.

NOTE 4
LAND PURCHASE LEASEBACK

         The Company owns a land purchase leaseback representing a fee simple interest in land underlying a hotel located in Ft. Washington, Pennsylvania. The property had an original cost and current value of $400,000. The minimum annual rent under the lease which expires in 2024 is $66,000 plus one percent of gross room sales of the property, but not less than $1,000 a month. The Company's lease on the property was subordinated to a first trust loan, however, the loan was fully repaid at December 31, 1996. The minimum lease payments due pursuant to this lease through expiration are as follows:



                  1998                                            78,000
                  1999                                            78,000
                  2000                                            78,000
                  2001                                            78,000
                  2002                                            78,000
                  Thereafter                                   1,735,500
                                                              ----------
                                                              $2,125,500
                                                              ----------
                                                              ----------


NOTE 5
OTHER ASSETS

         Other assets includes rent receivable from the tenant in the Arlington Square Project in the amounts of $335,422 and $334,089 at December 31, 1997 and December 31, 1996, respectively.

NOTE 6
NOTE PAYABLE - ARLINGTON SQUARE PROJECT

         From January 1, 1997 to November 21, 1997, the Partnership was encumbered by a mortgage to the Fuji Bank. The outstanding principal balance on the mortgage loan accrued interest at a blended rate of 6.63%, based on the LIBOR rates. The note was a cash-flow mortgage with all excess cash flow, as defined in the note agreement, being applied to reduce the principal balance and to fund the required escrows.

         On November 21, 1997, the Partnership refinanced the mortgage note with Allied Capital Corporation and is currently obligated on a $20,600,000 mortgage note secured by a first and second deed of trust on the land and building. This note bears interest at 10%, is payable in monthly installments of $171,667 (interest only) beginning in January 1998 with the outstanding principal due on December 1, 2000. The lender will receive a participation interest of 30% on the net cash flow and a 30% equity value in the property if and when the property is sold. The participation interest and equity value will stay in full force and effect if the property should ever be refinanced.

         The lender requires two restricted cash accounts be maintained; a tenant improvement leasing escrow for future capital and tenant improvements and a tax and insurance escrow for the payment of property taxes and property insurance. The tenant improvement leasing escrow for $500,000 was established at settlement and is funded by monthly payments of $16,000 beginning in January 1998. The tax and insurance escrow for $69,348 is funded by monthly payments of $19,397 beginning in January 1998. At December 31, 1997, these restricted cash accounts had an aggregate balance of $569,348.

NOTE 7
OTHER NOTES AND LOANS PAYABLE

         Other notes and loans payable at December 31, 1997 and 1996 consist of the following:



                                                                               1997             1996
                                                                            -----------       --------
  Notes payable collateralized by real estate bearing interest at 10%, payable interest only until final maturity in January,
  1998. As of the date of this report,
  the note is in default.                                                  $  880,000      $  880,000
  Note   payable  to   NationsBank   ("NationsBank")   in  the
  original amount of $500,000, secured by various
  properties and partnership interests, principal
  amounts payable to the extent of 100% of the proceeds from the sale of certain company assets. The note was paid in full in
  December 1997.
  Note payable with bank, secured by                                               --         181,706
  automobile, bearing interest at 8.25%, payable in
  monthly principal and interest payments of
  $630, due August 7, 2000.
                                                                              18,009                --
                                                                           -----------      -----------


                            Total                                         $  898,009       $1,061,706
                                                                           -----------      -----------
                                                                           -----------      -----------



At December 31, 1997, the scheduled future maturities of the note is as follows:


          Year Ending
          December 31                                 Amount
          -----------                               ----------
              1998                                   $886,272
              1999                                      6,848
              2000                                      4,889
                                                    ----------

                           TOTAL                     $898,009
                                                    ----------
                                                    ----------




NOTE 8
INCOME TAXES

         As of December 31, 1997, the Company had tax net operating loss carryforwards of approximately $18,002,000. The deferred tax asset associated with these net operating loss carryforwards of approximately $7,201,000 is offset by the valuation allowance applied to the deferred tax asset. The net operating losses for income tax reporting purposes will expire as follows:



         2004 -      $1,361,000                2007 -   $9,405,000
         2005 -       5,652,000                2008 -    1,429,000
         2006 -         155,000



NOTE 9
RELATED PARTY TRANSACTIONS

         During 1997 and 1996, the Company engaged a law firm in which one current director of the Company serves as partner in the firm. During 1997 and 1996, the Company paid $21,804 and $13,220, respectively, in fees to this law firm. In addition, the parking garage at the Arlington Square Project is managed by an entity affiliated with this director of the Company.

NOTE 10
COMMON STOCK AND DISTRIBUTIONS

         In connection with the reorganization in 1992, the equity interests of the Company were restructured as follows:

         Unsecured creditors with pre-confirmation claims totaling approximately $11,000,000 exchanged their interests for 1,675,163 shares of the Class A Common Stock, representing 100% of such class.

         Pre-confirmation shareholders of the Company (other than controlling shareholders as defined in the Plan) exchanged 610,736 shares of Old Common Stock for 24,429 shares of the Class B Common Stock, representing 100% of such class.

         Controlling shareholders of the Company exchanged their 1,134,225, shares of Old Common Stock for 45,369 shares of the Class C Common Stock, representing 100% of such class.

         Under the terms of the Plan, holders of the Class A Common Stock will receive 100% of all dividends paid by the Company in respect of its capital stock until such time as the cumulative dividends and other distributions paid to holders of Class A Common Stock equal 50% of the allowed Class 7 bankruptcy claims of approximately $11,000,000 (the "First Trigger").

         Following the First Trigger, the holders of the Class A Common Stock will receive approximately 98.6% (with Class B stockholders receiving 1.4%) of all dividends paid in respect of the Company's capital stock until such time as the cumulative dividends and other distributions paid to holders of Class A Common Stock equal 100% of the allowed Class 7 bankruptcy claims (the "Second Trigger").

         Following the Second Trigger, all outstanding shares of Class A Common Stock, Class B Common Stock and Class C Common Stock will automatically convert into a single class of common stock.

         The holders of Class A Common Stock also have an aggregate liquidation preference of an amount equal to the amount of Class 7 bankruptcy claims allowed in the Company's Chapter 11 case. All dividends or distributions made with respect to the Class A Common Stock shall reduce the liquidation preference dollar for dollar.

         As of December 31, 1997, the number of new common shares outstanding is as follows:


                     Class A    1,640,327
                     Class B       21,476
                     Class C       45,119



NOTE 11
LESSOR ARRANGEMENTS

         The Company, through its 74% interest in ASLP, owns a building which is 100% leased to an agency of the U.S. Government under a ten year lease expiring in September, 1998. During the years ended December 31, 1997 and December 31, 1996, the Company realized income from this lease of approximately $3,142,000 and $3,121,000, respectively, or 95% and 97% of total revenues, respectively. The terms of the lease require the tenant to pay base rent plus its proportionate share of increases in certain operating expenses. The GSA has verbally notified ASLP that they intend to award a new ten-year lease on the property. As of the date of this report, no lease agreement has been executed.

NOTE 12
OFFICE LEASE

         In January 1994, the Company executed an operating lease as lessee, for its office space which expires February 28, 1999. The rent is increased annually at 5%. The future annual rents under this lease are:


             1998                                          19,283
             1999                                           3,239
                                                          -------
             Total                                        $22,522
                                                          =======




         Rental expense under the Company's office lease agreements was $17,096 and $18,961 for 1997 and 1996, respectively.

NOTE 13
GOING CONCERN ISSUES

         The Company has continued to incur losses and has been unable to liquidate certain of its real estate assets in a timely manner and is facing certain liquidity problems in the near future if these assets cannot be disposed. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management does not have a formal plan to address these possible liquidity problems although they will continue to monitor and reduce administrative costs and/or attempt to delay payment for certain services until properties are sold. If these attempts are not successful, the Company may be forced to sell its remaining properties for significantly less than the recorded values and/or seek protection from its creditors under the Bankruptcy Code. The eventual outcome of these matters cannot be determined. The accompanying financial statements do not include any adjustments to assets or recorded liabilities of the Company if it is forced to liquidate prematurely and sales of assets and settlement of liabilities are not conducted in the normal course of business.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


Executive Officers and Directors of the Company

         TWC's Bylaws require no less than two (2) directors, at least one of which is a Class A Director, shall constitute a quorum for a Board of Directors meeting and the vote of a majority of the Class A Directors participating at such meeting is necessary for the Board to act. The Board of Directors is composed of one (1) Class A Director and two (2) Class B Directors. On October 25, 1996, William N. Demas, formerly a Class B and Class C Director was elected as a Class A Director and Jose Ma. C. Castro was elected as a Class B and Class C Director to fill the position held by Mr. Demas. Jonathan C. Kinney continues to serve as a Class B and C Director. All three directors are elected to serve until the next annual meeting of shareholders or the next special meeting of shareholders called for the election of directors, and until their successors have been elected and qualified. TWC did not hold an annual or special meeting of shareholders in 1997. See "Description of Business - Business Development - Recent Developments."

         TWC's executive officers and directors are:



         NAME                         AGE                      POSITION

         William N. Demas              61            Chairman of the Board of Directors,
                                                     Chief Executive Officer and President

         Jonathan C. Kinney            52            Director

         Jose Ma. C. Castro            42            Director

         Geraldine Piatt               62            Secretary



         William N. Demas has been Chairman of the Board of Directors, Chief Executive Officer and President of TWC since it was established in 1979. Mr. Demas served as Chairman of the Board of Directors and Chief Executive Officer of Capital Mortgage Investors, TWC's predecessor, from 1969 to 1979.

         Jonathan C. Kinney has served as a director of TWC since 1982. Mr. Kinney is a partner at the law firm of Bean, Kinney & Korman, P.C., which has served as the Company's counsel in various corporate and real estate transactions since 1984.

         Jose Ma. C. Castro has served part-time as the Controller of the Company since 1995. Mr. Castro also currently serves as a project accountant with the engineering firm of ICF Kaiser International, Inc., a position he has held since 1993. Mr. Castro previously served as the Controller of the Company from 1988 through May 1993.

         Geraldine Piatt has served as the Secretary of the Company since 1992. Ms. Piatt also serves as property management administrator since 1989.


Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that directors and officers of a registrant and persons owning more than ten percent of such registrant's equity securities registered under Section 12 of the Securities Exchange Act file reports of ownership and changes in ownership ("Section 16 Filings") with the Securities and Exchange Commission (the "SEC"). The SEC requires that copies of all such
Section 16 Filings be furnished by the filers to the registrant. TWC has not received any Section 16 Filings during Fiscal 1997.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth information concerning the annual compensation earned by the President and Chief Executive Officer of TWC (the "Named Executive Officer") for services rendered to TWC in all capacities for the fiscal years ended December 31, 1997 ("Fiscal 1997"), December 31, 1996 ("Fiscal 1996") and December 31, 1995 ("Fiscal 1995"):

                           SUMMARY COMPENSATION TABLE



                                                  Annual Compensation
                                      ---------------------------------------------------------------------
                                                                            Other                 All
                                                                            Annual               Other
Name and Principal Position           Year      Salary       Bonus       Compensation        Compensation
----------------------------          ----      ------       -----       ------------       ---------------

William N. Demas, Chief
 Executive Officer                    1997       36,843        -               -               24,852 (1)
 and President
                                      1996       38,111        -               -               24,852 (1)

                                      1995       77,091        -               -               24,852 (1)


-------------------
1 Since August 1993, TWC has paid the premiums on a term life insurance policy for Mr. Demas ("the Demas Policy"). The amounts shown represent TWC's total annual payments therefor in Fiscal 1997 and Fiscal 1996. In both years, TWC reduced Mr. Demas's base salary by the amount equal to the costs of the Demas Policy.


         TWC has not granted stock options, restricted stock awards, or share appreciation rights during Fiscal 1997, Fiscal 1996, and Fiscal 1995. Since its reorganization in 1992, TWC has not had a long-term incentive plan or pension plan. However, in 1992, TWC established a noncontributory Salary Reduction SEP on behalf of its employees (including Mr. Demas), pursuant to which employees, at their election, may defer a percentage of their annual salaries.

Employment Agreement with William N. Demas

         On July 30, 1992, William N. Demas entered into an agreement with TWC providing for his employment as President and Chief Executive Officer of TWC (the "Employment Agreement"). The Employment Agreement expired on July 30, 1995.

         Since the expiration of the Employment Agreement on July 30, 1995,
Mr. Demas has
been acting as the President and Chief Executive Officer of TWC without a written employment agreement. Mr. Demas has been serving in such positions for a base salary of $60,000 per year and performs such services on a part-time basis, not to exceed 25 hours per week. In addition, Mr. Demas receives as benefits health insurance and reimbursement of expenses incurred on behalf of TWC.

         In addition, since August 1993, in lieu of paying Mr. Demas' full salary, TWC has paid the monthly premiums on a term life insurance policy for Mr. Demas.

Compensation of Directors

         In accordance with TWC's Bylaws, directors may be reimbursed for any reasonable expenses incurred in connection with their service on the Board of Directors. There are no other arrangements pursuant to which directors of TWC are compensated for services as director. Messrs. Demas, Kinney and Castro did not seek or receive any reimbursement for their expenses in Fiscal 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

         The following table shows with respect to each person or entity known by TWC to be the beneficial owner of more than 5% of any class of TWC's voting securities as of December 31, 1997, (i) the number of shares so owned, and (ii) the percentage of all shares represented by such ownership (based upon the number of shares outstanding in the class) as of December 31, 1997.


                                                                                Shares Beneficially Owned
Class of                                                                       ---------------------------
 Stock                                                                         # of Shares   % of Class(1)
--------                                                                       -----------   -------------

Class A            Kevin E. Foley,                                              410,618             24.7
Common Stock       Deputy Superintendent of Insurance of the State of New
                   York, as Agent of the Rehabilitator of Executive Life
                   Insurance of New York(2)

Class A            AIF II, L.P.(3)                                              325,242             19.6
Common Stock

Class A            Lion Advisors, L.P.(3)                                       325,242             19.6
Common Stock

Class C            The Antonelli Creditors Liquidating Trust                     18,206             40.1
Common Stock

Class C            Andrea Kinney Greene                                           4,116              9.1
Common Stock

Class C            David B. Kinney                                                5,326             11.7
Common Stock

Class C            David H. Kinney                                                4,154              9.2
Common Stock



-------------------
1 For purposes of this table and the table set forth immediately below, under the heading "Directors and Executive Officers", the percentage of shares owned by each shareholder listed is based on the number of Class A Common Stock, Class B Common Stock and Class C Common Stock (the "New Shares") that have been authorized pursuant to TWC's plan of reorganization. If claimed by TWC's shareholders, the authorized New Shares will equal the number of New Shares issued and outstanding. Under the plan of reorganization, shareholders may claim their New Shares until July 30, 1995, after which date TWC will have the right to cancel any and all of the unclaimed New Shares. Because the

  New Shares have not been registered under the Securities Act of 1933, shareholders are not required to file statements with the SEC under section 13(d) and 13(g) concerning their beneficial ownership of such shares. The information set forth in the table is based principally upon information provided by the Company's transfer agent and plan of reorganization.

2 Mr. Foley's address is 123 Williams Street, New York, NY  10038-3889.

3 The address for AIF II, L.P. and Lion Advisors, L.P. c/o Apollo Advisors, L.P.
  is 1999 Avenue of the Stars, Suite 1050, Los Angeles, CA 90067.

4 The address for the trust is the Antonelli Liquidating Trust c/o Bailey Realty
  Corporation, 1130 Connecticut Avenue, N.W., Washington, D.C. 20036.

5 Andrea Kinney Greene, the sister of Jonathan Kinney who is a director of TWC, owns approximately 4,116 shares of Class C Common Stock. In addition, Andrea Kinney Greene, as custodian for her children, holds approximately 132 shares of Class B Common Stock. The address provided to TWC by Andrea Kinney Greene is Route 2, Box 782, Purcellville, VA 22132.

6 This total includes approximately 584 shares of Class C Common Stock over which David B. Kinney has voting and investment powers in his capacity as general partner of K-F Associates, a Virginia limited partnership, which interests are owned by members of the Kinney Family. David B. Kinney is the father of Jonathan C. Kinney. The address provided to TWC by David B. Kinney is 754 Walker Road, 2nd Floor, Great Falls, VA 22066.

7 Mr. David H. Kinney is the brother of Jonathan C. Kinney. The address provided to TWC by David H. Kinney is 1056 Manning Street, Great Falls, VA 22066.

Directors and Executive Officers

         The following table sets forth, as of December 31, 1997, information with respect to beneficial ownership of TWC's capital stock by (i) the Named Executive Officers, (ii) each director and (iii) all directors and executive officers of TWC as a group.



    Name and Address of                                          Amount and Nature of     Percentage of Class
    Beneficial Owner1                 Title of Class              Beneficial Ownership        Outstanding
    -----------------                 --------------              --------------------        -----------
William N. Demas                    Class A Common Stock                7,608                        *
                                    Class C Common Stock                8,982(2)                  19.8

Jonathan C. Kinney                  Class A Common Stock                  523(3)                     *
                                    Class C Common Stock                4,564(4)                  10.1

Jose Ma. C. Castro                  Class A Common Stock                  198                        *

Directors and Officers as a Group   Class A Common Stock                8,131                        *
  (2 persons)                       Class C Common Stock               13,546                     29.9



-------------------
* Less than 1% of outstanding shares of the Class

1 The address for each director and officer is c/o TWC, 4650 East-West Highway, Suite 251, Bethesda, Maryland 20814.

2 This total includes 1,340 shares of Class C Common Stock which Mr. Demas owns with his wife in joint tenancy; however, it does not include approximately 440 shares of Class C Common Stock beneficially owned by Mr. Demas' daughter Edith Demas. In addition, Mr. Demas, as custodian for his children, Amy, James and Sarah Demas, holds 164 shares of Class B Common Stock.

3 Mr. Kinney disclaims beneficial ownership of these shares of Class A Common
  Stock which are held by Bean, Kinney & Korman, P.C., a law firm in which Mr. Kinney is a stockholder.

4 This total includes 8 shares of Class C Common Stock which are held by Mr.
  Kinney's wife and 146 shares of Class C Common Stock held by Mr. Kinney as a limited partner in K-F Associates, a limited partnership which interests are owned by members of the Kinney Family. Mr. Kinney disclaims beneficial ownership of shares held by K-F Associates. In addition, Mr. Kinney, as custodian for his children, David N.A. and Rachael W.K. Kinney, holds 232 shares of Class B Common Stock.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Kinney and certain members of Mr. Kinney's family (collectively, the "Kinney Family") have a 16% ownership interest (6% of which is Mr. Kinney's personal holding) in ASLP, a limited partnership in which the Company is the general partner. Mr. Demas has a 7% ownership interest in ASLP. In Fiscal 1997, Messrs. Demas and Kinney and the Kinney Family received no partnership distributions from their limited partnership interests and do not expect to receive any in the foreseeable future. See "Description of Properties - Arlington Square Project.

         In Fiscal 1997 and Fiscal 1996, the Company paid legal fees of approximately $21,804 and $13,220 respectively to Bean, Kinney & Korman, P.C., the law firm in which Mr. Kinney is partner and stockholder.

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)      Exhibits

3.1 The Company's Amended and Restated Charter, filed with the Maryland Department of Assessments and Taxation on July 30, 1992, which was filed as Exhibit 2.2 to the Company's Registration Statement on Form 8-A filed with the Commission on August 10, 1992, is incorporated herein by reference.

3.2      The Company's Bylaws, dated as of July 30, 1992, which were filed as
         Exhibit 2.3 to the Company's Registration Statement on Form 8-A filed with the Commission on August 10, 1992, are incorporated by reference.

4.1 The Second Amended Joint Plan of Reorganization of The Washington Corporation, Carlin Springs Associates Limited Partnership, Second Fair Ridge Associates Limited Partnership and Wilson-Randolph Limited Partnership, dated May 28, 1992, as modified, which was filed as
         Exhibit 2.1 to the Company's Report on Form 8-K filed with the Commission on July 29, 1992, Commission File No. 0-20518, is incorporated herein by reference.

4.2 The Registration Rights Agreement, dated as of July 30, 1992, by and among the Company and certain holders of the Company's Class A Common Stock which was filed as Exhibit 4.4 to the Company's Form 10-Q filed with the Commission on August 14, 1992, Commission File No. 0-20518, is incorporated herein by reference.

10.1 Agreement of Limited Partnership of Arlington Square Limited Partnership dated September 17, 1985, by and among TWC Properties Partnership and the limited partners, which was filed as Exhibit 10.1 to the Company's report on Form 10-KSB filed with the Commission April 6, 1995, is incorporated herein by reference.

10.2 The U. S. Government Lease of Real Property (Arlington Square Project) dated May 13, 1988 including Riders 1, 2 and 3 which was filed as
         Exhibit 10 to the Company's Form 10-K filed with the Commission on March 29, 1990, Commission File No. 0-20518, is incorporated herein by reference.

10.3 The Lease Agreement dated March 24, 1974 between the Company and Fort Washington Inn Associates, which was filed as Exhibit 10.5 to the Company's Form 10-KSB filed with the Commission April 6, 1993, is incorporated herein by reference.

10.4 The Stock Purchase Agreement dated November 1, 1994 relating to the sale of 2900 South Glebe, Inc, between The Washington Corporation and William N. Demas, which was filed as Exhibit 10.5 to the Company's Form 10-KSB filed with the Commission on April 6, 1995, is incorporated herein by reference.

10.5 The First Amendment to Agreement of Limited Partnership of Arlington Square Limited Partnership dated December 14, 1990, by and among TWC Properties Partnership, William N. Demas, John D. Wolf and The Ballston Corporation, which was filed as Exhibit 10.8 to the Company's report on Form 10-KSB filed with the Commission April

         6, 1995, is incorporated herein by reference.

10.6 The Second Amendment to Agreement of Limited Partnership of Arlington Square Limited Partnership dated March 8, 1991, by and among TWC Properties Partnership, William N. Demas, John D. Wolf, The Ballston Corporation and Arlington Square, Inc., which was filed as Exhibit 10.9 to the Company's report on Form 10-KSB filed with the Commission April 6, 1995, is incorporated herein by reference.

10.7 The Third Amendment to Agreement of Limited Partnership of Arlington Square Limited Partnership dated March 8, 1991, between TWC Properties Partnership, William N. Demas, John D. Wolf, The Ballston Corporation, Arlington Square Incorporated, Jonathan C. Kinney, David B. Kinney and Barbara A. Kinney evidencing the transfer of a 16% partnership interest in ASLP to Jonathan C. Kinney, David B. Kinney and Barbara A. Kinney, which was filed as Exhibit 10.1 to the Company's Form 10-KSB filed with the Commission on April 13, 1993, is incorporated herein by reference.

10.8 The Fourth Amendment to Agreement of Limited Partnership of Arlington Square Limited Partnership dated January 1, 1993, by and among TWC Properties Partnership, Arlington Square, Inc., and The Washington Corporation, is incorporated herein by reference.

10.9 Promissory Note in the original principal amount of $23,000,000 dated November 20, 1997 between Arlington Square Limited Partnership and Allied Capital Commercial Corporation is attached hereto.P.

10.10 Promissory Note in the original principal amount of $1,000,000 dated November 20, 1997 between Arlington Square Limited Partnership and Allied Capital Commercial Corporation is attached hereto. P.

10.11 Loan Agreement in the amount of $24,300,000 dated November 20, 1997 between Arlington Square Limited Partnership and Allied Capital Commercial Corporation is attached hereto. P.

10.12 Amended and Restated Agreement of Limited Partnership of Arlington Square Limited Partnership is attached hereto. P.

10.13 Assignment of Leases and Rents dated November 20, 1997 by Arlington Square Limited Partnership to Allied Capital Commercial Corporation is attached hereto. P.

10.14 Assignment of Leases and Rents (GSA) dated November 20, 1997 by Arlington Square Limited Partnership to Allied Capital Commercial Corporation is attached hereto. P.

10.15 Guaranty by Arlington Square Limited Partnership to Allied Capital Commercial Corporation is attached hereto. P.

10.16 Indemnity Agreement dated November 20, 1997 between Arlington Square Limited Partnership and Allied Capital Commercial Corporation is attached hereto. P.

10.17 Deed of Trust and Security Agreement "A" dated November 20, 1997 between Arlington Square

         Limited Partnership and Allied Capital Commercial Corporation is attached hereto. P.

10.18 Deed of Trust and Security Agreement "B" dated November 20, 1997 between Arlington Square Limited Partnership and Allied Capital Commercial Corporation is attached hereto. P.

10.19 Assignment of Limited Partnership interest of Ashton Glen Associates dated December 11, 1997 from The Washington Corporation to K-F Associates is attached hereto. P.

10.20 First Amendment to the Limited Partnership Agreement of Ashton Glen Associates dated December 11, 1997 is attached hereto. P.

11. Computation of per share earnings for the years ended December 31, 1997 and 1996 is attached hereto.

21. Subsidiaries of the Registrant as of December 31, 1997 is attached hereto.

(b) Reports on Form 8-K. The Company filed no report on Form 8-K during fourth quarter of 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           THE WASHINGTON CORPORATION


Date:                           By:       /s/William N. Demas
     ---------------------         -----------------------------------
                                   William N. Demas
                                   Chairman of the Board of Directors/
                                   President


Date:                           By:       /s/Jose Ma. C. Castro
     ---------------------         -----------------------------------
                                   Jose Ma. C. Castro
                                   Controller



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:                           By:      /s/ William N. Demas
     ---------------------         -----------------------------------
                                   William N. Demas
                                   Chairman of the Board of Directors/
                                   President


Date:                           By:      /s/ Jonathan C. Kinney
     ---------------------         -----------------------------------
                                   Jonathan C. Kinney
                                   Director


Date:                           By:     /s/ Jose Ma. C. Castro
     ---------------------         -----------------------------------
                                   Jose Ma. C. Castro
                                   Director