Form 10QSB
period 1998-09-30
WASHINGTON CORP
filed 1998-11-25
CIK 314625

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) of
                       THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 1998
                           Commission File No. 1-7228

                           THE WASHINGTON CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Maryland                                 52-1157845
   (State of Incorporation)          (I.R.S. Employer Identification Number)


                   4650 East-West Highway, Bethesda, Maryland
                                      20814
                     (Address of principal executive office)

                                 (301) 657-3640
                           (Issuer's telephone number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                   Yes  X                     No
                      -----                      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1998:

                        (1)   1,640,327 shares of Class A Common Stock

                        (2)   21,476 shares of Class B Common Stock

                        (3)   45,119 shares of Class C Common Stock


EXHIBITS INDEX IS ON PAGE  13  .
                         ------

                           THE WASHINGTON CORPORATION
                                      INDEX


PART I       FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----

Item 1.  Financial Statements
          Condensed Consolidated Balance Sheets--
            September 30, 1998 and December 31, 1997                          3

           Condensed Consolidated Statements of Operations--
            Three Months Ended September 30, 1998 and 1997 and                4
            Nine Months Ended September 30, 1998 and 1997

           Condensed Consolidated Statements of Cash Flow--
            Nine Months Ended September 30, 1998 and 1997                     5

           Notes to Condensed Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            6-12

PART II      OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K                                   13


PART I.   FINANCIAL STATEMENTS

ITEM I:    FINANCIAL STATEMENTS

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                            September 30
                                                                1998          December 31,
                                                             (unaudited)          1997
                                                            ------------      ------------
ASSETS

  Real estate and development properties                    $  1,610,342      $  2,110,342
  Operating property and equipment, net                       17,575,211        18,510,957
  Cash and short-term investments                                325,441           222,821
  Escrow deposits                                                749,384           569,348
  Land purchase leaseback                                        400,000           400,000
  Other assets                                                   383,924           354,989
  Equity in and advances to unconsolidated partnerships                5                 5
                                                            ------------      ------------
Total Assets                                                $ 21,044,307      $ 22,168,462
                                                            ------------      ------------
                                                            ------------      ------------
LIABILITIES

 Note payable  -  Arlington Square                          $ 20,600,000      $ 20,600,000
 Other notes and loans payable                                   880,000           898,009
 Interest payable                                                352,357           259,292
 Accounts payable and other liabilities                          230,501            65,078
                                                            ------------      ------------
Total Liabilities                                             22,062,858        21,822,379
                                                            ------------      ------------

STOCKHOLDERS' EQUITY

  Common stock, $.01 par value; shares issued
     Class  A  -  1,640,327 shares                                16,403            16,403
     Class B - 21,476 shares                                         215               215
     Class C - 45,119 shares                                         451               451
   Additional paid-in capital                                  2,804,821         2,804,821
   Retained earnings (deficit)                                (3,840,444)       (2,475,807)
                                                            ------------      ------------
Total Stockholders' Equity                                    (1,018,551)          346,083
                                                            ------------      ------------
Total Liabilities and Stockholders' Equity                  $ 21,044,307      $ 22,168,462
                                                            ------------      ------------
                                                            ------------      ------------


    The accompanying notes are an integral part of these condensed financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
SEPTEMBER 30, 1998 AND 1997


                                                                 Three Months Ended            Nine Months Ended
                                                                    September 30                  September 30
                                                                 1998           1997          1998            1997
                                                              ----------     ----------    -----------     -----------
REVENUES

  Operating property rental income                             $  808,783     $ 782,000     $ 2,389,178     $2,365,159
  Rent from land purchase leaseback                                27,789        21,358          84,068         68,777
  Other income  163,661                                           178,334       386,204         241,255
  Equity interest in net income from partnership                        0             0               0         25,650
  Interest income                                                   2,077         3,031           6,254          3,046
  Net (loss) gain on sale of assets                                     0             0               0              0
                                                               ----------     ----------    -----------     -----------
                                                                1,002,310       984,723       2,865,704      2,703,887
                                                               ----------     ----------    -----------     -----------

EXPENSES

  Provision for estimated losses on asset value adjustments       500,000             0         500,000              0
  Interest expense                                                590,704       372,871       1,635,508      1,113,360
  Operating property expenses                                     170,817       195,054         761,333        557,269
  General and administrative expenses                              65,480        29,467         220,958         88,594
  Other expenses                                                  250,062       251,055         313,494        488,573
                                                               ----------     ----------    -----------     -----------
                                                                1,577,063       848,447       3,431,293      2,247,796
                                                               ----------     ----------    -----------     -----------
Net income before depreciation and amortization (574,753)         136,276      (565,589)        456,091
Depreciation and amortization                                     218,891       235,070         799,045        702,217
                                                               ----------     ----------    -----------     -----------
Net loss                                                         (793,644)      (98,794)     (1,364,634)      (246,126)
                                                               ----------     ----------    -----------     -----------
                                                               ----------     ----------    -----------     -----------
Earnings (loss) per share:
Net loss before depreciation and amortization                      ($0.34)         $0.08         ($0.33)          $0.28
Dpreciation and Amortization                                        $0.13          $0.14          $0.49           $0.43
                                                               ----------     ----------    -----------     -----------
Net Loss                                                           ($0.47)        ($0.06)        ($0.82)         ($0.15)
                                                               ----------     ----------    -----------     -----------
                                                               ----------     ----------    -----------     -----------


    The accompanying notes are an integral part of these condensed financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited)


                                                               Nine Months Ended September 30
                                                                    1998            1997
                                                                -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        ($1,364,634)     ($  246,126)
Adjustments to reconcile net loss to net cash provided
by operating activities:
  Provision for estimated losses on asset value adjustments         500,000                0

  Depreciation and amortization                                     799,045          566,173
  Amortization of deferred rental concessions                       143,157          136,044
  Net (gain) loss on sale of real estate assets                           0                0
  Distributions from partnerships                                         0                0
  Increase (Decrease) in interest payable                            93,065           52,224
  Decrease (increase) in other assets                               (28,935)        (158,183)
  Decrease in accounts payable and other liabilities                165,424          154,999
                                                                -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           307,122          505,131
                                                                -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in operating property and equipment, net                    (6,457)          65,069
(Increase) decrease in esrow deposits                              (180,036)        (239,823)
                                                                -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES:                             (186,493)        (174,754)
                                                                -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in notes payable                                            --             20,000
  Principal payments on notes payable                               (18,009)        (411,090)
                                                                -----------      -----------
NET CASH USED IN FINANCING ACTIVITIES:                              (18,009)        (391,090)
                                                                -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                102,620          (60,713)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      222,821          140,918
                                                                -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $   325,441      $    80,205
                                                                -----------      -----------
                                                                -----------      -----------
CASH PAID DURING THE PERIOD FOR INTEREST                        $ 1,568,544      $ 1,048,120
                                                                -----------      -----------
                                                                -----------      -----------


    The accompanying notes are an integral part of these condensed financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

     The accompanying condensed consolidated financial statements have been prepared by The Washington Corporation ("TWC" and collectively with its affiliates that are over 50% owned by TWC and consolidated for financial reporting purposes, the "Company") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Company believes the disclosures made are adequate to make the information presented not misleading when read in conjunction with the financial statements and notes thereto included in the Company's Report on Form 10-KSB for the year ended December 31, 1997.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company and subsidiaries as of September 30, 1998, and the results of operations for the nine months ended September 30, 1998 and 1997 and statements of cash flow for the nine months ended September 30, 1998 and 1997.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Position

     Total assets decreased by $1,124,000 from $22,168,000 at December 31, 1997 to $21,044,000 at September 30, 1998. Such decrease was primarily the result of decreases in operating property and equipment, offset, in part, by an increase in cash and short term investments and escrow deposits.

     There was a decrease in real estate and development properties of $500,000 between December 31, 1997 and September 30, 1998. This change is attributable to a provision for estimated losses on the Timberlake property in accordance with financial accounting standard No. 121 impairment of an asset.

     Operating property and equipment decreased by $936,000 from $18,511,000 at December 31, 1997 to $17,575,000 at September 30, 1998. Such decrease was the result of depreciation and amortization relating to the Arlington Square Project (as defined below).

     Cash and short-term investments increased by $102,000 from $223,000 at December 31, 1997 to $325,000 at September 30, 1998. Such increase was primarily the result of an improvement in the payment terms on the note on the Arlington Square Project, which resulted from the refinancing of the property in late 1997.

     Escrow deposits increased by $180,000 from $569,000 at December 31, 1997 to $749,000 at September 30, 1998. Such increase was the result of periodic payments made to the tenant improvement reserve on the Arlington Square Project.

     Other assets increased by $29,000 from $355,000 at December 31, 1997 to $384,000 at September 30, 1998. Such increase was the result of an increase in rent receivable on the Arlington Square Project.

     Total liabilities increased by $241,000 from $21,822,000 at December 31, 1997 to $22,063,000 at September 30, 1998. Such increase was primarily the result of increases in interest payable and accounts payable and other liabilities, offset, in part, by a decrease in other notes and loans payable.

     Note payable-Arlington Square did not change.

     Interest payable increased by $52,000 from $259,000 at December 31, 1997 to $352,000 at September 30, 1998. Such increase was the result of an increase in interest accrued on the Arlington Square note and land notes.

     Accounts payable and other liabilities increased by $166,000 from $65,000 at December 31, 1997 to $231,000 at September 30, 1998. Such increase was the result of an increase in the accrued interest for Timberlake and the accrued contingent interest for payment of the Allied Participation Interest.

     The Company's stockholders equity decreased by $1,365,000 from $346,000 at December 31, 1997 to $(1,019,000) at September 30, 1998. Such decrease was the result of recorded net loss of $1,365,000 for the nine months ended September 30, 1998.

Results of Operations

     Nine Months Ended September 30, 1998

     Revenues increased to $2,865,000 for the nine months ended September 30, 1998 ("First Nine Months 1998") from $2,703,000 for the nine months ended September 30, 1997 ("First Nine Months 1997"), an increase of $162,000. Such increase was primarily the result of an increase in other income, offset, in part, by a decrease in equity interest in net income from partnership.

     Operating property rental income increased to $2,389,000 for First Nine Months 1998 compared to $2,365,000 for First Nine Months 1997, an increase of $24,000. This increase was due to an annual rent increase relating to the Arlington Square Project.

     Other income increased to $386,000 for First Nine Months 1998 compared to $241,000 for First Nine Months 1997, an increase of $145,000. Such increase is a direct result of the volume of tenant improvement projects undertaken by the Company for the Arlington Square Project. Tenant improvement costs related to these improvements are included in other operating expenses.

     Equity interest in net income from partnership investments decreased from $26,000 in First Nine Months 1997 to $0 in First Nine Months 1998. This decrease is the result of no income from the partnership, which was sold in 1997.

     Total operating expenses increased to $3,431,000 for First Nine Months 1998 compared to $2,247,000 for First Nine Months 1997, an increase of $1,184,000. This increase was due to an increase in interest expense, operating property expenses, and general and administrative expenses, partially offset by a decrease in other expenses.

     Interest expense increased by $522,000 to $1,635,000 in First Nine Months 1998 from $1,113,000 in First Nine Months 1997. This increase was primarily due to an interest expense relating to the Arlington Square Project. Since the note secured by the Arlington Square Project matured, the debt was refinanced in November 1997 (as described below). The new mortgage note resulted in a larger note payable and a higher interest rate.

     Operating property expenses increased by $204,000 from $557,000 in First Nine Months 1997 to $761,000 in First Nine Months 1998. This increase was related to the Arlington Square Project.

     General and Administrative expenses increased by $132,000 from $89,000 in First Nine Months 1997 to $221,000 in First Nine Months 1998. For the First Nine Months 1997, the Company recognized a one time credit to expenses resulting from the cancellation of an accrued expense.

     Other expenses decreased by $176,000 from $489,000 in First Nine Months 1997 to $313,000 in First Nine Months 1998, primarily as a result of the tenant improvement costs related to the above mentioned income in the Arlington Square Project, and costs associated with the refinancing and re-leasing of the project.

     Net income (loss) before depreciation and amortization decreased to $(566,000) for the First Nine Months 1998 from $456,000 for the First Nine Months 1997, a decrease of $1,022,000. Such decrease was the result of an increase in expenses as outlined above.

     The Company recorded a net loss of $1,365,000 for the First Nine Months 1998 as compared to a net loss of $246,000 for the First Nine Months 1997, a decrease of $1,119,000. This decrease was the result of a $1,022,000 decrease in net income before depreciation with $500,000 being attributable to a provision for estimated losses and an increase in depreciation of $97,000.

     Three Months Ended September 30, 1998

     Revenues increased to $1,002,000 for the three months ended September 30, 1998 ("Third Quarter 1998") from $985,000 for the three months ended September 30, 1997 ("Third Quarter 1997"), an increase of $17,000. Such increase was primarily the result of an increase in operating property rental income, offset, in part, by a decrease in other income.

     Operating property rental income increased to $808,000 for Third Quarter 1998 compared to $782,000 for Third Quarter 1997, an increase of $26,000. This increase was due to an annual rent increase relating to the Arlington Square Project.

     Other income increased to $164,000 for Third Quarter 1998 compared to $178,000 for Third Quarter 1997, an increase of $14,000, a result of the volume of tenant improvement projects undertaken by the Company.

     Total operating expenses increased to $1,577,000 for Third Quarter 1998 compared to $848,000 for Third Quarter 1997, an increase of $729,000. This increase was due to an increase in interest expense offset by a decrease in operating property expense and a $500,000 provision for losses.

     Interest expense increased by $218,000 to $591,000 in Third Quarter 1998 from $373,000 in Third Quarter 1997. This increase was primarily due to an interest expense relating to the Arlington Square Project. Since the note secured by the Arlington Square Project matured, the debt was refinanced in November 1997 (as described below). The new mortgage note resulted in a larger note payable and a higher interest rate.

     Operating property expenses decreased by $25,000 from $195,000 in Third Quarter 1997 to $170,000 in Third Quarter 1998.

     General and Administrative expenses increased by $35,000.

     Net income (loss) before depreciation and amortization decreased to $(575,000) for the Third Quarter 1998 from $136,000 for the Third Quarter 1997, a decrease of $711,000. Such decrease was the result of an increase in revenues offset by an increase in expenses, as outlined above.

     The Company recorded a net loss of $793,000 for the Third Quarter 1998 as compared to a net loss of $99,000 for the Third Quarter 1997, an increased loss of $694,000. This increased loss was the result of a $211,000 decrease in net income before depreciation and a decrease in depreciation from $235,000 to $218,000 and a $500,000 write down on the Nanjemoy property.

Liquidity and Capital Resources

     The Company's primary source of funds for the period ended September 30, 1998 came from rental income and property management fees from the Arlington Square Project. As of September 30, 1998, the Company had cash, short term investments, and escrow deposits totaling approximately $325,441 exclusive of cash restricted for the Arlington Square Project reserve of approximately $749,384.

     During the First Nine Months 1998, cash and short-term investments increased by $102,600 as compared to a decrease of $61,000 for the First Nine Months 1997. The increase in the First Nine Months 1998 is primarily due to an increase in revenue and the accrual of interest on the PMM secured in part by the Timberlake Project, offset in part by an increase in general and administrative expenses. Future sources of funds are anticipated to come from the rents and a property management fee from Arlington Square. The Company's primary use of operating funds is anticipated to be for operating expenses and required payments on the Arlington Square Note (as defined below). The Company has tried without success to sell its remaining assets. If asset sales do not occur in a timely fashion, the Company may have insufficient cash to continue operations. In addition, it is not anticipated that the Company will be able to augment its cash flow from any outside sources, such as the issuance of additional equity or additional borrowings.

Timberlake

     TWC, through a wholly-owned subsidiary, the Nanjemoy Associates Limited Partnership ("NALP") owns 361 acres in Charles County, Maryland for future residential and retail development (the "Timberlake Project"). NALP defaulted on its quarterly interest payments on the purchase money mortgage made to NALP ("PMM") that is secured by the Timberlake property. The principal amount of the PMM is $880,000 and it matured on January 15, 1998. The PMM is not guaranteed by TWC and the note contains a provision that the holder will rely solely on the property for repayment of the PMM. TWC and the holders of the PMM have discussed a restructuring of the loan that would extend the maturity and allow NALP to accrue a portion of the interest payments. No agreement has been reached and the note holders could foreclose on that portion of the property, approximately 313 acres, that is security for the PMM. This would result in NALP losing 313 of the 361 acres of land. In this event, the approved preliminary site plan would be voided together with the various entitlements for the development of the property. It is uncertain how the remaining 48 acres could be developed. It is unlikely that development of the Timberlake property will commence prior to April 1999. As a result, the existing approvals from Charles County will expire and most likely will not be extended or renewed. In this event, the value of the property most likely will be less than the outstanding principal balance on the note plus the accrued interest. An offer to purchase the Timberlake property was withdrawn by the prospective purchaser on July 1, 1998.

Arlington Square Limited Partnership

     The Company, through affiliates, owns a 74% interest in Arlington Square Limited Partnership ("ASLP"). ASLP owns 1.75 acres of land and an office building constructed thereon (the "Arlington Square Project") located in Arlington, Virginia. During the First Nine Months 1998, approximately 83% of the Company's revenues were derived from rental income on the Arlington Square Project. On November 21, 1997 the loan on the Arlington Square Project from Fuji Bank matured. The loan was replaced with a loan from Allied Capital Commercial Corporation (the "Allied Loan") and there is a current obligation on a $20,600,000 mortgage note (the "Arlington Square Note") secured by a first and second deed of trust on the land and building. The Arlington Square Note bears interest at 10%, is payable in monthly installments of $171,667 (interest only) with the outstanding principal due on December 1, 2000. Allied will receive a participation interest of 30% on the net cash flow and a 30% equity value in the property if and when the property is sold (the "Allied Participation Interest"). The Allied Participation Interest will stay in full force and effect if the property should ever be refinanced The lender requires two restricted cash accounts be maintained, a tenant improvement leasing escrow for future capital and tenant improvements and a tax and insurance escrow for the payment of property taxes and property insurance. The tenant improvement leasing escrow for $500,000 was established at settlement and is funded by monthly payments of $16,000 which began in January 1998. The tax and insurance escrow is funded by monthly payments of $19,397 which also began in January 1998. At September 30, 1998, these restricted cash accounts had an aggregate balance of $749,384. The Company's agreement to manage the Arlington Square Project provides approximately $100,000 in annual property management fees.

Submission of Bid--Arlington Square

     On October 17, 1997, the General Services Administration ("GSA"), an agency of the U. S. Government published a Solicitation for Offers ("SFO") to lease office space in Northern Virginia for various purposes under the advanced requisition programs. On November 7, 1997, ASLP offered to lease to GSA for a fixed term of ten (10) years 100% of the existing office space in the Arlington Square Building.

     On February 20, 1998, ASLP submitted its Best and Final Offer ("BAFO") to GSA. The BAFO contained the following terms: (I) a firm ten (10) year term beginning October 1, 1998 through September 30, 2008; (ii) fixed annual rent of $3,137,043.12 payable at the rate of $261,420.26 per month in arrears; and (iii) should the Government and ASLP prior to June 1, 1998 enter into either a modification to this lease or to a separate government lease, to a ten-year firm lease for all of the 231 available parking spaces located in the building's garage at the annual rent of $175,000.00 payable monthly at the rate of 14,583.33 in arrears subject to a 5% escalation per year, then ASLP agrees to reduce the rate for this lease from $3,137,043.12 per annum to $3,066,190.90 per annum (subject to adjustment and/or escalation as separately set forth in this lease) for the first five years of the ten-year firm lease term for the leased premises governed by this lease. Such ten-year firm lease term for such 231 available parking spaces shall not be either terminable, renewable, or subject to annual government funding or appropriation.

Award of Bid

     On or about March 4, 1998, GSA verbally notified ASLP that they intend to award a new ten (10) year lease for the Arlington Square Building subject to resolving some clarifications. On March 31, 1998, ASLP submitted a signed lease to GSA for final review. On June 22, 1998, GSA executed the lease, which includes the terms and conditions contained in ASLP's BAFO (described above in "Submission of Bid - Arlington Square"). On September 16th, 1998, the U.S. Fish and Wildlife Service executed a ten year lease with ASLP for exclusive use of 231 parking spaces. The annual rent is $175,000 escalating at 5% per year.

Subsequent Events--MetLife Loan Commitment

     On October 1, 1998, Metropolitan Life Insurance Company ("MetLife") executed a loan commitment for a loan (the "MetLife Loan") to ASLP to refinance the Allied Loan. The MetLife Loan, in the amount of $21,500,000, is amortized over 26 years with a balloon payment of all remaining indebtedness after 12 years, and has an annual interest rate of 6.8%. The monthly payments of principal and interest will be $147,057.86. Prepayment of the MetLife Loan is not permitted during the first six years of the term, and is permitted thereafter with a prepayment penalty. When the MetLife Loan closes, the Allied Loan will be paid in full, however, Allied will retain the Allied Participation Interest.

Subsequent Events--Demand for Payment of PMM

     On November 6, 1998, the trustees for the PMM which is secured by a portion of the Timberlake property made a demand for full repayment of principal and interest by November 21, 1998. If full payment is not made, the trustees plan to commence foreclosure proceedings. Since TWC does not have the funds to meet this demand, the investment in this portion of the Timberlake property has been written down to the amount of the note and accrued interest by adding $500,000 to loss reserve in anticipation of losing the Timberlake property through foreclosure.

Liquidity

     The Company does not have a plan to address its liquidity problems. The Company will continue to attempt to reduce its general and administrative expenses and, if necessary, attempt to delay payment for certain services until properties are sold. If these attempts are not successful, the Company may be forced to sell its remaining properties for significantly less than recorded values and/or seek protection from its creditors under the Bankruptcy Code. The MetLife Loan (described above in "Subsequent Events") should improve the Company's liquidity by lowering interest expense on the Arlington Square Project.

PART II.  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

11. Computation of per share earnings for the six months ended September 30, 1998 (included in Part I, Item 1).

(b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the third quarter of 1998.

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        THE WASHINGTON CORPORATION
                                        /s/WILLIAM N. DEMAS
                                        ---------------------------------
                                        William N. Demas
                                        President and Treasurer
                                        (Duly authorized officer)


                                        /s/JOSE MA. C. CASTRO
                                        ---------------------------------
                                        Jose Ma. C. Castro
                                        Controller
                                        (Principal financial officer)




DATE:  November 20th, 1998
                ----

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        THE WASHINGTON CORPORATION


                                        /s/WILLIAM N. DEMAS
                                        -----------------------------
                                        William N. Demas
                                        President and Treasurer
                                        (Duly authorized officer)



                                        /s/JOSE MA. C. CASTRO
                                        -----------------------------
                                        Jose Ma. C. Castro
                                        Controller
                                        (Principal financial officer)






DATE:  November 20th, 1998
                ----