Form 10KSB
period 1998-12-31
WASHINGTON CORP
filed 1999-06-02
CIK 314625

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998      Commission file number 1-7228
                           THE WASHINGTON CORPORATION
                 (Name of Small Business Issuer in Its Charter)

            MARYLAND                                 52-1157845
     (State of Incorporation)           (I.R.S. Employer Identification No.)


                             4550 Montgomery Avenue
                            Bethesda, Maryland 20814
                    (Address of principal executive offices)
                                 (301) 657-3640
                           (Issuer's telephone number)

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
Yes X No
   ---  ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / X /

The registrant's revenues for the fiscal year ended December 31, 1998 were:
$3,327,888

The Registrant has been unable to ascertain any market for the Registrant's securities, and, therefore, the Registrant believes that the best estimate of the market value of its voting stock held by non-affiliates is $0 at the present time.


As of December 31, 1998, the number of shares outstanding of each class of the registrant's classes of common stock were as follows:
                    1,640,327 shares of Class A Common Stock
                       21,476 shares of Class B Common Stock
                       45,119 shares of Class C Common Stock


EXHIBITS BEGIN ON PAGE 36              1
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

         RECENT DEVELOPMENTS

              TIMBERLAKE

          TWC, through a wholly-owned subsidiary, the Nanjemoy Associates Limited Partnership ("NALP") owned 361 acres in Charles County, Maryland for future residential development (the "Timberlake Project"). NALP defaulted on its quarterly interest payments on the purchase money mortgage made to NALP ("PMM") that was secured by the Timberlake property. The principal amount of the PMM is $880,000 and it matured on January 15, 1998. The PMM is not guaranteed by TWC and the note contains a provision that the holder will rely solely on the property for repayment of the PMM. This default resulted in TWC losing 313 of the 361 acres of land owned by NALP due to foreclosure action by the note holder on February 2, 1999. As a result, the approved preliminary site plan was voided together with the various entitlements for the development of the property. It is uncertain at this time how the remaining 48 acres could be developed. (See "Business Development - Recent Developments - Subsequent Events" below).

              REFINANCING OF THE ARLINGTON SQUARE LOAN

         TWC, directly and through an affiliate, Arlington Square, Inc., a wholly-owned subsidiary of TWC ("ASI"), owns a 74% interest in Arlington Square Limited Partnership ("ASLP"). ASLP owns 1.75 acres of land and an office building constructed thereon (the "Arlington Square Project") located in Arlington, Virginia. The Arlington Square Project is the Company's primary source of revenue.

          In November 1997, ASLP obtained a loan, secured by the Arlington Square Project, from Allied Capital Commercial Corporation ("Allied") in the original principal amount of $24,300,000 (the "Allied Loan"). The interest rate on the Allied Loan was 10% and the Allied Loan also included a 30% participation for Allied in the net cash flow and net sales proceeds of ASLP.

         From January 1, 1998 to November 25, 1998, ASLP's property was encumbered by mortgage notes to Allied. The outstanding principal balance on the mortgage loans accrued interest at a blended rate of 10%, based on the LIBOR rates. The notes were cash-flow mortgages with all excess cash flow, as defined, being applied to reduce the principal balance and to fund the required escrows. One of the mortgage agreements provided for the lender to receive a participation interest of 30% in the net cash flow and a 30% equity value in the property if and when it is sold, with such provision to survive any payoff of the mortgage.

         On November 25, 1998, the Allied Loan was repaid with proceeds of a loan obtained by ASLP and secured by the Arlington Square Project from Metropolitan Life Insurance Company ("MetLife") in the original principal amount of $21,500,000 (the "MetLife Loan"). At the closing of the MetLife Loan, $21,500,000 was disbursed to (i) repay the Allied Loan in the amount of $20,600,000; and (ii) to pay for costs associated with the MetLife Loan in the amount of $373,477. The MetLife Loan has a fixed interest rate of 6.80% and matures on December 1, 2010. See "Description of Properties - Arlington Square Project".

         Upon refinancing of the Allied Loan, Allied gave notice of demand for full payment of its participation interest in the equity value and net cash flow of the Arlington Square Project. ASLP entered into a forbearance agreement with Allied which (i) established the value for Allied's participation interest at $1,850,000 and (ii) established a payment term of 9 1/2% with interest at 7.5% and monthly payments at $22,739. Allied's participation interest is collateralized by a deed of trust, subordinate to that of MetLife, in the Arlington Square Project and is guaranteed by all of the partners of ASLP.

              Approximately 96% of the Company's revenues for fiscal year 1998 were derived from the Arlington Square Project.

              AWARD OF BID AND LEASE EXECUTION

         On October 17, 1997, the General Services Administration ("GSA"), an agency of the U.S. Government, published a Solicitation for Offers ("SFO") to lease office space in Northern Virginia for various purposes under the advanced requisition programs. On November 7, 1997, ASLP offered to lease to GSA for a fixed term of ten (10) years 100% of the existing office space in the Arlington Square Building. GSA informed ASLP in early 1998 that GSA intended to award the lease to ASLP.

         On June 22, 1998, GSA executed the lease which contained the following terms: (i) a firm ten (10) year term beginning October 1, 1998 through September 30, 2008; and (ii) fixed annual rent of $3,137,043.12 payable at the rate of $261,420.26 per month in arrears.

         In addition, on September 16, 1998, the U.S. Fish and Wildlife Service executed a ten year lease with ASLP for exclusive use of 231 parking spaces at the Arlington Square building. The annual rent is $175,000 escalating at 5% per year.

         ELECTION OF DIRECTORS

         TWC did not hold an annual or special stockholder's meeting in 1998, and did not elect directors in 1998.

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

         On October 25, 1996 at TWC's last annual stockholders meeting, William
N. Demas, formerly a Class B and Class C Director was elected as a Class A Director and Jose Ma. C. Castro was elected as a Class B and Class C Director to fill the position held by Mr. Demas. Jonathan C. Kinney was also re-elected as a Class B and Class C Director. These three directors continue to serve.

         SUBSEQUENT EVENTS

         TWC owned the Timberlake Project through NALP, a wholly-owned subsidiary. NALP defaulted on quarterly interest payments to the note holder on the purchase money mortgage secured by the Timberlake Project. The note holder initiated foreclosure proceedings in late 1998, and on February 2, 1999, 313 of the 361 acres were foreclosed on by the note holder. NALP continues to hold the remaining 48 acres without any continuing obligations except for the payment of property taxes. The preliminary site plan and various entitlements for the development at the Timberlake property have been voided as a result of the foreclosure. The Company is uncertain if and how the remaining 48 acres could be developed.

(b)  BUSINESS OF THE REGISTRANT

          The Company's operations consist of the ownership of real estate, both income-producing and unimproved land, and the management of these real estate assets.

         OWNERSHIP OF INCOME-PRODUCING PROPERTIES

         TWC, directly and through ASI, owns a 74% interest in ASLP. ASLP owns
1.75 acres of land and an office building constructed thereon located in Arlington, Virginia. The building is leased to an agency of the U.S. Government under a ten year lease expiring in September of 2008. See "Business Development
- Award of Bid and Lease Execution." During the year ended December 31, 1998, approximately 96% of the Company's revenues was derived from income on the Arlington Square Project. In November 1998, the Arlington Square Project was refinanced, and in connection therewith, ASLP executed a promissory note and various other loan documents and TWC entered into a guaranty agreement with MetLife. See "Description of Properties - Arlington Square Project."

         TWC also owns a parcel of land which is leased to Fort Washington Inn Associates ("FWIA"), a non-affiliate of the Company, until March of 2024. The land is improved with a 222-room Holiday Inn which is owned by FWIA. TWC receives base rent plus overage rent under the lease both of which are paid monthly. See "Description of Properties - Fort Washington."

         OWNERSHIP OF LAND

         TWC, through wholly-owned subsidiaries, currently owns four parcels of unimproved land - Timberlake, River Oaks, Winchester, and Port-O-Dumfries. TWC is currently marketing or considering marketing each of these properties for sale.

         MANAGEMENT OF REAL ESTATE

         TWC manages the Arlington Square Project. TWC receives management fees equal to 5% of monthly revenues of the Arlington Square Project. See "Description of Properties--Arlington Square Project".

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

         EMPLOYEES

         As of December 31, 1998, the Company employed five full-time persons and one part-time person. Two of the Company's employees work at the Arlington Square Project as the Chief Engineer and the Assistant Engineer.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company's operations involve ownership of income-producing properties and unimproved land. The Company currently owns four principal properties and leases its corporate headquarters.

         The following table summarizes, as of December 31, 1998, the Company's ownership interests in its four principal properties and in two properties of secondary importance. More detailed disclosure relating to the principal properties follows immediately after the table.

                   THE WASHINGTON CORPORATION AND SUBSIDIARIES
                          REAL ESTATE PROPERTIES OWNED


                                                           ENCUM-
                                                           BRANCES
                                                 PERCEN-  INCLUDING                          COSTS      WRITE UP/
                                                  TAGE     ACCRUED      LOAN               CAPITALIZED  (DOWN) TO       NET
                                                 OWNER-   INTEREST    MATURITY            SUBSEQUENT TO   FAIR         BOOK
NAME                      DESCRIPTION             SHIP    AND TAXES     DATE      LAND      PURCHASE      VALUE        VALUE
-----------------------------------------------------------------------------------------------------------------------------------
Arlington Square   46,481 sq. ft. of land with
 Project           a building of approximately
                   135,000 sq. ft. in
                   Arlington County, Va.          74%    $21,500,000   12/10    2,533,038  12,352,799   3,625,120   $18,510,957(3)

Timberlake         363 acres of land zoned
                   for residential development
                   located in Charles
                   County, Md.(1)                100%    $   964,334   01/98    1,370,545    999,177   (1,013,222)  $ 1,355,220

Ft. Washington     7.3 acres of land with a
                   222-room hotel located in
                   Ft. Washington, Pa.(2)        100%             --              400,000         --           --   $   400,000

River Oaks         16.6 acres of land zoned
                   for commercial development
                   located in Prince William
                   County, Va.                   100%             --            1,821,670    520,220   (2,141,890)  $   200,000

Winchester         23.21 acres of land zoned
                   for multi-family garden
                   apartments located in
                   Memphis, Tn.                  100%             --              100,000         --      (95,000)        5,000

Port-O-            7 townhouse lots totaling
Dumfries           approximately 19,436 sq. ft.
                   located in Dumfries, Va.      100%             --               14,829         --      (11,829)        3,000


---------------
(1) This property is owned by an wholly owned subsidiary of TWC.
(2) The lease on this property is subordinated to a first mortgage secured by the land and the leasehold which consists of a 222-room Holiday Inn. The Company has no payment obligation on the loan which had a balance of $0 as of December 31, 1998.
(3) This amount reflects depreciation, deferred loan closing costs, and deferred rental concessions.

PROPERTIES

         ARLINGTON SQUARE PROJECT

         TWC, directly and through a wholly-owned affiliate, owns a 74% interest in ASLP. ASLP owns 1.75 acres of land and an office building containing 135,000 gross square feet constructed thereon located in Arlington, Virginia. The building is 100% leased to an agency of the U.S. Government under a ten year lease expiring in September of 2008. The terms of the lease require the tenant to pay base rent plus its proportionate share of certain operating expense increases. During 1998 and 1997, the Company realized rental income from such lease and the previous lease amounting to approximately $3,181,000 and $3,142,000, respectively, per year, or approximately $23.39 and $23.10, respectively, per rentable square foot based on a BOMA standard. During 1998 and 1997, approximately 96% and 95%, respectively, of the Company's revenues was derived from the Arlington Square Project.

              On November 25, 1998, the Allied Loan was repaid with proceeds of a loan secured by the Arlington Square Project from MetLife in the original principal amount of $21,500,000. At the closing of the MetLife Loan, $21,500,000 was disbursed (i) to repay the Allied Loan in the amount of $20,600,000; (ii) to pay for certain costs associated with the MetLife Loan; and (iii) to fund an escrow account for future tenant improvements in the amount of $656,000. The MetLife Loan has a fixed interest rate of 6.80% and matures on December 1, 2010. See "Description of Properties--Arlington Square Project".

         The Allied Loan, closed on November 21, 1997, included a 30% participation for Allied in the net cash flow and equity of the Arlington Square Project (the "Allied Participation Interest"). The Allied Participation Interest survives any repayment of the Allied Loan. Therefore, upon refinancing of the Allied Loan with the MetLife Loan, the Company entered into a forbearance agreement with Allied for the repurchase of the Allied Participation Interest. Under the forbearance agreement, the Company agreed to pay Allied $1,850,000 for the Allied Participation Interest, payable over 9 1/2 years at 7.5% interest requiring monthly payments of $22,739. In return, Allied agreed to forbear on certain of its surviving rights and subordinated its deed of trust to MetLife's deed of trust.

              INTEREST PAYMENTS AND AMORTIZATION

         The annual interest rate on the outstanding principal balance of the Metlife Loan in the amount of $21,500,000 is 6.80% payable in monthly principal and interest payments of $147,058. The note matures on December 1, 2010. The MetLife Loan is amortized over 26 years with a balloon payment of all remaining indebtedness after 12 years. Prepayment of the MetLife Loan is not permitted during the first six years of the term, and is permitted thereafter with a prepayment penalty.

              ESCROW AND RESERVE ACCOUNTS

         The MetLife Loan requires that ASLP fund an escrow account for the purpose of paying the semi-annual payments of real estate taxes held by MetLife by making monthly payments of $20,155. ASLP is required to deposit $12,500 per month into a Leasing Escrow account held by MetLife for the purpose of accumulating the funds that may be required to pay for any improvement required under the terms of a new ten year lease with the U.S. Government.

              AGREEMENTS SECURING PAYMENT OF THE METLIFE LOAN

         Payment of obligations under the MetLife Loan are secured by (i) the Deed of Trust, Security Agreement and Fixture Filing, dated November 25, 1998 among ASLP and trustees for the benefit of MetLife (the "MetLife Deed of Trust"); (ii) the Assignment of Leases dated November 25, 1998 between ASLP and MetLife; and (iii) the Assignment of Contracts and Agreements dated November 25, 1998, between ASLP and MetLife.

         In a Guaranty Agreement dated November 25, 1998, TWC has guaranteed to MetLife the payment and performance of all obligations of ASLP under the Note and the other documentation related to the MetLife Loan. In a separate Unsecured Indemnity Agreement, dated November 25, 1998, TWC has indemnified MetLife against any Environmental Claims, as defined in the Unsecured Indemnity Agreement, which directly or indirectly relate to the Arlington Square Property. Finally, TWC has entered into a Subordination of Management Agreement dated November 25, 1998, whereby TWC subordinates all of its rights under the Management Agreement between TWC and ASLP to any obligations of ASLP to MetLife.

              GENERAL INFORMATION

         For federal income tax purposes at December 31, 1998, the basis of the Arlington Square Project, including, the land, building, tenant improvements on the project and equipment (including asset adjustments under Section 754 of the Internal Revenue Code of 1986, as amended) are stated as follows:


              Land                              $ 2,791,072
              Building                           19,355,790
              Tenant improvements                 1,588,127
              Equipment                              28,898
                                                -----------
                                                 23,763,887
              Less accumulated depreciation      (6,395,854)
                                                -----------
              Total                             $17,368,033
                                                -----------
                                                -----------


Depreciation is determined using the straight-line method over the estimated useful lives of the assets. Building and tenant improvements are depreciated over 31.5 and 39 years respectively, and equipment is depreciated over seven years. The realty tax rate on the project is .986%, and in 1998 ASLP paid an aggregate of $210,443 in realty taxes.

         FORT WASHINGTON

         TWC owns a fee simple interest in a parcel of land on which a 222-room hotel is built. The property is located in Ft. Washington, Pennsylvania. Pursuant to a certain Lease Agreement dated March 24, 1974, TWC, as landlord, is paid an annual minimum rent of $66,000, plus one percent of gross room sales, but not less than $1,000 a month. The lease provides that upon termination of the lease on March 29, 2024, the property together with all improvements thereon shall accrue to the landlord free and clear of all liens. The Company believes that the Fort Washington property is adequate for its present use. During 1998 and 1997, the Company recorded revenues of $111,285 and $102,860 respectively, under the lease agreement.

         TIMBERLAKE

         TWC, through wholly-owned subsidiaries, owns 48 acres for future residential development in Charles County, Maryland. The Company has no plans for the future development of the Timberlake property, as its preliminary site plan was voided by the foreclosure by the note holder on 313 additional acres. See "Business Development--Recent Developments--Subsequent Events."

         RIVER OAKS

         TWC, through a wholly-owned subsidiary, owns 100% of the partnership interests of Four Year Trail Limited Partnership. The partnership owns 16.6 acres of land located in Prince William County, Virginia, known as River Oaks. The Company has no obligations on this property except for the periodic payment of real estate taxes.

         COMPANY HEADQUARTERS

         TWC has an operating lease for its office space at 4550 Montgomery Avenue, Suite 220 North, Bethesda, Maryland 20814, which expires on January 31, 2004. Currently, TWC's rent obligations under the lease are $22,944 per annum. The rent increases annually at a rate of 3%.

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

         Competition for tenants to lease land and office space is also very strong, however, the Company's two principal income producing properties, the Arlington Square Project and the Fort Washington property, as of December 31, 1998, are fully under lease to tenants until 2008 and 2024, respectively.

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

         Management's objective for the foreseeable future is to retain the income-producing properties and to prepare for sale all non-income-producing real estate assets. In the foreseeable future, the Company contemplates no new investments in real estate, interests in real estate, real estate mortgages or securities of or interests in entities primarily engaged in real estate activities. In addition, during such period, the Company does not intend to acquire other assets, either primarily for possible capital gain or primarily for income.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Under TWC's Amended and Restated Charter, filed July 30, 1992 with the Maryland Department of Assessments and Taxation ("TWC's Charter"), TWC has three classes of common stock: Class A Common Stock, Class B Common Stock, and Class C Common Stock (Class A, B and C Common Stock collectively referred to herein as the "New Common Stock"). At the present time, there is no established public trading market for any class of the New Common Stock. As of December 31, 1998, there were 123 record holders of the Class A Common Stock, 418 record holders of the Class B Common Stock, and 16 record holders of the Class C Common Stock.

         TWC has been unable to ascertain any market for TWC's common stock during 1998 or 1997. Consequently, TWC does not have any information concerning high and low bids on any class of its common stock during 1998 or 1997.

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

         Following the Second Trigger, if it occurs, TWC is required to provide the holders of outstanding shares of Class A Common Stock, Class B Common Stock and Class C Common Stock with a quarterly statement (which may be contained in reports periodically filed by TWC with the Securities and Exchange Commission or regularly provided by TWC to its shareholders) of the then-current amount of the Dividend Preference and other distributions theretofore paid to the holders of Class A Common Stock. As of December 31, 1998, the then-current amount of the Dividend Preference was approximately $11,000,000. The aggregate amount of the Dividend Preference paid to holders of the Class A Common Stock was $0.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

MATERIAL CHANGES IN FINANCIAL CONDITION

         During the year ended December 31, 1998, the Company's total assets were reduced by $3,000,000 from $24,118,000 to $21,118,000. Such decrease was primarily the result of depreciation of operating property and equipment and an increase in the valuation allowance of $547,000 on Timberlake, offset, in part, by increases in cash and cash equivalents and escrow deposits.

         Real estate and development property decreased by $547,000 from $2,110,000 at December 31, 1997 to $1,563,000 at December 31, 1998. Such
decrease was primarily the result of an increase in the valuation allowance of $547,000 on the Timberlake property.

         Operating property and equipment decreased by $545,000 from $18,511,000 at December 31, 1997 to $17,966,000 at December 31, 1998. Such
decrease was primarily the result of depreciation and the amortization of deferred rent concessions on the Arlington Square Project, offset, in part, by the capitalization of repair costs on the Arlington Square Project.

         Cash and cash equivalents increased by $606,000 from $223,000 at December 31, 1997 to $829,000 at December 31, 1998. Such increase was primarily the result of the mortgage refinancing of the Arlington Square Project. The refinancing was completed on November 25, 1998.

         Escrow deposits decreased by $511,000 from $569,000 at December 31, 1997 to $58,000 at December 31, 1998. Such decrease was primarily the result of periodic deposits made to the reserves on the Arlington Square Project, offset, in part, by the use of escrow funds for costs related to the Arlington Square Project. As a result of the Arlington Square mortgage refinancing on November 25, 1998, the required reserves were decreased. Reserves are required by the mortgage lender, and are to be used for the payment of certain capital expenditures, semi-annual payments of real estate taxes and the annual payment of insurance as well as escrowed funds for capital improvements. See "Description of Properties--Arlington Square Project".

         During the year ended December 31, 1998, the Company's total liabilities increased by $954,000 from $23,772,000 at December 31, 1997 to $24,726,000 at December 31, 1998. Such increase was primarily the result of an increase in note payable--Arlington Square Project and accrued interest payable.

         Note payable--Arlington Square Project increased by $800,000 from $22,550,000 at December 31, 1997 to $23,350,000 at December 31, 1998. Such
increase was the result of the mortgage
refinancing of the ASLP Loan on November 25, 1998.

         Accrued interest payable increased by $52,000 from $259,000 at December 31, 1997 to $311,000 at December 31, 1998. This increase was the result of an increase in accrued interest payable on the Timberlake Note. See "Description of Properties--Timberlake".

         Accounts payable and other liabilities increased by $108,000 from $65,000 at December 31, 1997 to $173,000 at December 31, 1998. Such increase was primarily the result of an increase in accrued expenses.

RESULTS OF OPERATIONS

         Revenues increased by $88,000 from $3,238,000 for the year ended December 31, 1997 to $3,327,000 for the year ended December 31, 1998. Such increase was primarily the result of an increase in operating property income and other income, offset, partially, by loss on sale of investments in 1997.

         Operating property rental income decreased by $24,000 from $3,205,000 for the year ended December 31, 1997 to $3,181,000 for the year ended
December 31, 1998. This decrease was the result of decreased income received from the Arlington Square Project, which is the Company's primary source of rental income.

         Other income increased by $23,000 from $0 for the year ended
December 31, 1997 to $23,000 for the year ended December 31, 1998. This increase was attributable to build out fees earned by Arlington Square, Inc.

         The equity interest in net income from partnership investments increased by $7,000 from $3,000 for the year ended December 31, 1997 to $10,000 for the year ended December 31, 1998. This increase was primarily the result of a distribution from joint ventures.

         The net loss on sale of investments decreased by $73,000 for the year ended December 31, 1998 from a loss of $73,000 for the year ended December 31, 1997 to $0 for the year ended December 31, 1998. The loss of $73,000 in 1997 was the result of the sale of a limited partnership interest in Ashton Glen Limited Partnership.

         Total expenses increased by $1,331,000 from $2,688,000 for the year ended December 31, 1997 to $4,019,000 for the year ended December 31, 1998. This increase is primarily due to a provision to reduce assets to fair market value, an increase in interest expense, and an increase in general and administrative expenses, partially, offset, by a decrease in operating property expenses and other expenses.

         During 1997, the Company recorded a provision for estimated losses on asset dispositions in the amount of $100,000. For 1998, the Company increased the provision by an additional $547,000. This provision was due to the reduction in net realizable value of certain real estate and development properties of the Company.

         Interest expense increased by $620,000 from $1,535,000 for the year ended December 31, 1997 to $2,156,000 for the year ended December 31, 1998. This increase was the result of a refinancing of the mortgage on the Arlington Square Project, and the resulting one-time recognition of the additional interest liability to the previous mortgage lender.

         Operating property expenses decreased by $17,000 from $824,000 for the year ended December 31, 1997 to $807,000 for the year ended December 31, 1998. This decrease is due to a decrease in operating expenses relating to the Arlington Square Project.

         General and administrative expenses increased by $350,000 from $119,000 for the year ended December 31, 1997 to $470,000 for the year ended December 31, 1998. This comparative increase was primarily the result of a one-time write off of previously accrued professional fees in 1997.

         Other expenses decreased by $69,000 from $108,000 for the year ended December 31, 1997 to $39,000 for the year ended December 31, 1998. This increase was primarily the result of a decrease in consulting fees.

         Net (loss) income before depreciation and amortization decreased by $1,241,000 to a loss of $691,000 for the year ended December 31, 1998 from income of $551,000 for the year ended December 31, 1997. Such decrease was a result of an increase in total expenses as described above, offset, in part, by an increase in revenues.

         Depreciation and amortization increased by $460,000 from $954,000 for the year ended December 31, 1997 to $1,413,000 for the year ended December 31, 1998. This increase was the result of a one-time amortization for the un-amortized portion of the loan closing costs from the previous mortgage lender on the Arlington Square Project.

         Net loss increased by $1,800,000 from a net loss of $403,000 for the year ended December 31, 1997 to a net loss of $2,204,000 for the year ended December 31, 1998. This increase was the result of the changes in the items described above.

LIQUIDITY AND CAPITAL RESOURCES:  OUTLOOK

         The Company's primary sources of funds for 1998 came from rental income, distributions the Company received from affiliated partnerships and property management fees. As of December 31, 1998, the Company had cash and cash equivalents and escrow deposits totaling approximately $886,548 of which $57,655 was escrow deposits. The Company expects its primary source of funds for 1999 to again be rents received on the Arlington Square Project.

         During 1998, cash and cash equivalents increased by $606,000 as compared to an increase of $82,000 for 1997. The increase in 1998 was primarily due to decreased interest payments on the Timberlake Notes, a reduction in real estate taxes and a reduction in general and administrative expenses, offset, in part, by an increase in operating property expenses. Additionally, it is attributable to the refinancing of debt that provided cash.

         Future sources of funds are anticipated to come from the rents, property management fees and distributions from affiliated partnerships. However, distributions from affiliated partnerships are no longer a significant portion of the Company's cash flow. The Company has tried without success to sell its remaining assets.

         TWC's agreement to manage the Arlington Square Project provides for management fees approximating $96,000 annually. See "Description of Properties--Arlington Square Project". The continued ownership of the Arlington Square Project is necessary to provide the Company with sufficient cash for operations.

         The Company's primary use of operating funds is anticipated to be for corporate overhead expenses and principal payments on the ASLP Note.

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

ITEM 7.  FINANCIAL STATEMENTS


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                   Pages
                                                                   -----
Independent Auditor's Report                                        17

Consolidated Balance Sheets at December 31, 1997 and 1996           18

Consolidated Statements of Operations for the years ended
  December 31, 1997 and December 31, 1996                           19

Consolidated Statements of Stockholders' (Deficiency) Equity        20

Consolidated Statements of Cash Flows                               21

Notes to Consolidated Financial Statements                         22-29


                               [LETTERHEAD]


                       INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
THE WASHINGTON CORPORATION
Bethesda, Maryland

We have audited the accompanying Consolidated Balance Sheets of THE WASHINGTON CORPORATION and Subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the years then ended. These consolidated statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements as referred to above present fairly, in all material respects, the financial position of The Washington Corporation and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


The accompanying financial statements as of December 31, 1998 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has incurred continuing losses from operations and has been unable to dispose of certain of its real estate assets. As a result, the Company may not be able to continue to meet its obligations as they come due. These factors raise substantial doubt about the Company's ability to continue as a going concern. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 14. The eventual outcome of these matters are not presently determinable and the consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

/s/ Aronson, Fetridge & Weigle

Rockville, Maryland
March 24, 1999

6116 Executive Boulevard, Fifth Floor
Rockville, Maryland 20852
Phone (301) 231-6200
Fax (301) 231-7630
Internet http://www.aronson.com

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31, 1998 AND 1997


                                                                     1998              1997
                                                                 -----------       -----------
ASSETS

 Real estate and development property (Notes 1,2, and 7)         $ 1,563,220       $ 2,110,342
 Operating property and equipment, net (Notes 1,2, 6 and 7)       17,965,953        18,510,957
 Cash and cash equivalents (Note 1)                                  828,893           222,821
 Escrow deposits (Note 6)                                             57,655           569,348
 Land purchase leaseback (Note 4)                                    400,000           400,000
 Debt-discount and equity participation liability                          0         1,950,000
 Other assets (Note 5)                                               301,884           354,994
                                                                 -----------       -----------
Total Assets                                                     $21,117,605       $24,118,462
                                                                 -----------       -----------
                                                                 -----------       -----------

LIABILITIES

 Note payable-Arlington Square Project (Note 6)                  $23,350,000       $22,550,000
 Other notes and loans payable (Note 7)                              891,698           898,009
 Accrued interest payable                                            310,985           259,292
 Accounts payable and other liabilities                              173,298            65,078
                                                                 -----------       -----------
Total Liabilities                                                 24,725,981        23,772,379
                                                                 -----------       -----------

COMMITMENTS AND CONTINGENCIES (Notes 2,4,6,11,12 and 13)

STOCKHOLDERS' (DEFICIT) EQUITY

 Common stock, $.01 par value; shares issued (Note 10)
  Class A - 1,640,327 shares                                          16,403            16,403
  Class B - 21,476 shares                                                215               215
  Class C - 45,119 shares                                                451               451
  Additional paid-in capital                                       2,804,821         2,804,821
  Accumulated deficit                                             (6,430,266)       (2,475,807)
                                                                 -----------       -----------
   Total Stockholders' (Deficit) Equity                           (3,608,376)          346,083

   Total Liabilities and Stockholders' (Deficit) Equity          $21,117,605       $24,118,462
                                                                 -----------       -----------
                                                                 -----------       -----------


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                            1998             1997
                                                                         ----------       ----------
REVENUES
 Operating property rental income (Note 11)                              $3,181,202       $3,205,248
 Rent from land purchase leaseback (Note 4)                                 111,285          102,860
 Other income                                                                23,051                0
 Equity interest in net income from partnership
  investments                                                                     0            3,437
 Interest income                                                             12,350              774
 Loss on sale of investments (Note 3)                                             0          (73,417)
                                                                         ----------       ----------
  Total revenues                                                          3,327,888        3,238,902
                                                                         ----------       ----------

EXPENSES

 Provision for estimated losses on asset value adjustments (Note 2)         547,122          100,000
 Interest expense (Notes 6 and 7)                                         2,255,559        1,535,665
 Operating property expenses                                                806,651          824,040
 General and administrative expenses                                        469,091          119,837
 Other expenses                                                              39,000          108,519
                                                                         ----------       ----------

  Total expenses                                                          4,117,423        2,688,061
                                                                         ----------       ----------

NET INCOME BEFORE DEPRECIATION AND AMORTIZATION                            (789,535)         550,841

DEPRECIATION AND AMORTIZATION (NOTE 1)                                    1,414,924          954,339


NET LOSS BEFORE EXTRAORDINARY LOSS                                       (2,204,459)        (403,498)

EXTRAORDINARY LOSS (NOTE 13)                                             (1,750,000)               0
                                                                         ----------       ----------

NET LOSS                                                                 (3,954,459)        (403,498)
                                                                         ----------       ----------
                                                                         ----------       ----------

LOSS PER COMMON SHARE:
 Net loss before extraordinary loss                                          $(1.34)          $(0.25)
                                                                         ----------       ----------
                                                                         ----------       ----------

 Net loss from extraordinary items                                           $(1.07)           $0.00
                                                                         ----------       ----------
                                                                         ----------       ----------

 Net loss                                                                    $(2.41)          $(0.25)
                                                                         ----------       ----------
                                                                         ----------       ----------

Weighted average common shares outstanding                                1,640,327        1,640,327
                                                                         ----------       ----------
                                                                         ----------       ----------



The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                 ADDITIONAL
                                  COMMON          PAID-IN        ACCUMULATED
                                  STOCK           CAPITAL           DEFICIT          TOTAL
                               ------------     -----------      ------------     -----------
BALANCE, JANUARY 1, 1997       $    17,069      $ 2,804,821      $(2,072,309)     $   749,581

NET LOSS                                 0                0         (403,498)     $  (403,498)
                               -----------      -----------      -----------      -----------

BALANCE, DECEMBER 31, 1997          17,069        2,804,821       (2,475,807)     $   346,083

NET LOSS                                                          (3,954,459)     $(3,954,459)

                               -----------      -----------      -----------      -----------

BALANCE, DECEMBER 31, 1998     $    17,069      $ 2,804,821      $(6,430,266)     $(3,608,376)
                               -----------      -----------      -----------      -----------
                               -----------      -----------      -----------      -----------


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                                     1998              1997
                                                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $ (3,954,459)     $   (403,498)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
 Provision for estimated losses on asset value adjustments                            547,122           100,000
 Depreciation and amortization                                                      1,414,924           954,339
 Amortization of debt discount on participation liability                             100,000                 0
 Extraordinary loss from equity participation                                       1,750,000                 0
 Amortization of deferred rental concessions                                          159,557           190,932
 Loss on sale of investments                                                                0            73,417
 Increase in deferred rental concession                                              (656,000)                0
 Decrease in other assets                                                              53,110            (5,956)
 Decrease (increase) in interest payable                                               51,693           136,318
 (Increase) decrease in accounts payable and other liabilities                        108,220          (132,860)
                                                                                 ------------      ------------

  Net cash (used) provided by operating activities                                   (425,833)          912,692
                                                                                 ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of partnership                                                          0           180,000
 Purchase of fixed assets                                                                   0          (116,175)
 Withdrawals from restricted escrows                                                  958,710           172,355
Deposits to restricted escrows                                                       (447,017)         (569,348)
                                                                                 ------------      ------------

  Net cash provided (used) in investing activities                                    511,693          (333,168)
                                                                                 ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payment of mortgage loan                                               (20,600,000)      (20,362,749)
 Proceeds from mortgage loan                                                       21,500,000        20,600,000
 Proceeds from note payable                                                                 0            20,000
 Principal payments on notes payable                                                   (6,311)         (183,697)
 Payment of loan fees and settlement costs                                           (373,477)         (596,825)
 Distributions from partnerships                                                            0            25,650
                                                                                 ------------      ------------

  Net cash provided (used) in financing activities                                    520,212          (497,621)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                               606,072            81,903

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        222,821           140,918
                                                                                 ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $    828,893      $    222,821
                                                                                 ------------      ------------
                                                                                 ------------      ------------

SUPPLEMENTAL CASH FLOW INFORMATION
 Interest paid during the year                                                   $  2,103,866      $  1,289,347
                                                                                 ------------      ------------
                                                                                 ------------      ------------



Noncash transactions
 During 1998, the Company satisfied an obligation to the mortgage holder for 30% participation interest in its real property by establishing the value of that interest at $1,850,000 and agreeing to pay that obligation on an installment basis over 9.5 years (Note 6)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1
ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated statements include the accounts of The Washington Corporation ("TWC") and all entities over 50% owned by TWC (collectively, the "Company"). Investments in 5% to 50% owned ventures and partnerships are accounted for using the cost or equity method. As appropriate, all significant intercompany transactions have been eliminated in consolidation. The Company considers its operating activities to be all within one operating segment.

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

REAL ESTATE AND DEVELOPMENT PROPERTY EXPENSES

         The Company records its real estate and development property at the lower of accumulated cost or estimated net realizable value. The Company follows the policy of charging, as current expenses, the holding costs of real estate such as taxes, insurance and interest, to the extent the properties are not currently being developed. Direct development and engineering costs are capitalized as part of property cost. Interest expense totaled $2,255,559 and $1,535,656 for the years ended December 31, 1998 and 1997, respectively. No interest was capitalized during either of the periods noted above.

OPERATING PROPERTY AND EQUIPMENT - ARLINGTON SQUARE PROJECT

         At December 31, 1998 and 1997, operating property and equipment is stated at the net "fresh start" value of $23,000,000, less related accumulated depreciation and amortization of related intangibles. For "fresh start" reporting purposes, the Arlington Square Project was revalued to an amount equal to the original amount of the non-recourse debt secured by the property. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Buildings and related improvements are depreciated over 31.5 and 39 years, respectively. Tenant improvements are amortized using the straight-line method over the lesser of the term of the life of the respective lease or the useful life of the improvements. Deferred rental concessions are amortized over the term of the lease.

         At December 31, 1998 and 1997, operating property and equipment consisted of:


                                                  1998               1997
                                               -----------      -----------
         Land, building and equipment          $23,363,353      $23,069,531
         Tenant improvements                     1,587,548        1,587,548
         Deferred rental concessions, net          639,600          143,157
         Deferred loan closing costs, net          310,516          580,242
                                               -----------      -----------
                                                25,901,017       25,380,478
         Less depreciation and amortization     (7,935,064)      (6,869,521)
                                               -----------      -----------
                                               $17,965,953      $18,510,957
                                               -----------      -----------
                                               -----------      -----------


CASH AND CASH EQUIVALENTS

         For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company periodically has cash balances which may exceed federally insured limits. The Company does not believe that this results in any significant credit risk.

ESCROW DEPOSITS

          At December 31, 1998 and 1997, deposited funds of $57,655 and $569,348 were restricted for replacement reserve, and tax and insurance escrows, primarily for the Arlington Square Project as required by the lender.

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

ACCOUNTING PRONOUNCEMENTS

         In June 1997 the Financial Accounting Standard Board issued Statement of Financial Accounting No. 130 REPORTING COMPREHENSIVE INCOME. The Company had no elements of shareholders' (deficit) equity that should be reported in a separate statement of comprehensive income.

NOTE 2
REAL ESTATE AND DEVELOPMENT PROPERTY

         Residential development efforts in the past included the acquisition of raw land for the development of planned sites or finished building lots for sale to homebuilders. The Company, through a wholly-owned subsidiary, owned 363 acres known as Timberlake in Charles County, Maryland at December 31, 1998. The property has been foreclosed upon in February, 1999. During 1995, management assessed the property's net realizable value and has recorded a $366,100 adjustment to income to lower the property value from $2,368,442 to $2,002,342. Management reassessed the property value in 1997 and determined that an additional $100,000 reserve was necessary to adjust the property to fair market value. Since the property has been foreclosed upon in February, 1999, the Company has made additional reserves on the property down to the carrying value on the debt.

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

NOTE 3
INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIPS

RESIDENTIAL PARTNERSHIPS

         The Company owned a 5% limited partnership interest in a 128-unit HUD assisted apartment complex that was recorded at $278,644 at December 31, 1996. The Company sold its partnership interest in 1997 for $180,000. A payment of $25,656 was received from this project during 1997.

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

         1999                          78,000
         2000                          78,000
         2001                          78,000
         2002                          78,000
         2003                          78,000
         Thereafter                 1,657,500
                                  -----------
                                  $2,047,500


NOTE 5
OTHER ASSETS

         Other assets includes rent receivable from the tenant in the Arlington Square Project in the amounts of $257,473 and $335,422 at December 31, 1998 and December 31, 1997, respectively.

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

         On November 21, 1997, the original ASLP Loan was repaid with the proceeds of the Allied Loan, secured by the Arlington Square Project, from Allied in the original principal amount of $24,300,000. At the closing of the Allied Loan, pursuant to a loan agreement among Allied, ASLP, ASI, and TWC (the "Loan Agreement"), $20,600,000 was disbursed pursuant to two promissory notes (the "Notes"), a first lien in the amount of $19,600,000 and a second lien in the amount of $1,000,000 (i) to repay the ASLP Loan in the amount of $19,856,454; (ii) to pay for costs associated with the Allied Loan in the amount of $243,506; and (iii) to deposit $500,000 in an escrow account under Allied's control to be used to pay for anticipated tenant improvements ("T.I. Reserve") that would be required under the terms of a new ten year lease to an agency of the U.S. Government.

         From January 1, 1998 to November 25, 1998, ASLP's property was encumbered by mortgage notes to Allied. The outstanding principal balance on the mortgage loans accrued interest at a blended rate of 10%, based on the LIBOR rates. The notes were cash-flow mortgages with all excess cash flow, as defined, being applied to reduce the principal balance and to fund the required escrows. One of the mortgage agreements provided for the lender to receive a participation interest of 30% in the net cash flow and a 30% equity value in the property if and when it is sold, with such provision to survive any payoff of the mortgage.

         On November 25, 1998, ASLP refinanced the above described mortgages with a new mortgage with MetLife in the amount of $21,500,000, secured by a first deed of trust on the land and building. This note bears interest at 6.8% and both principal and interest are payable in monthly installments of $147,058 beginning in January 1999, with the outstanding principal of approximately $15.9 million balance due on December 1, 2010.

         On December 1, 1998, ASLP entered into a forbearance agreement with Allied whereby Allied gave notice of demand for full payment of its participation interest in the equity value of the property and established the value of that interest at $1,850,000, including Allied's cash flow interest for the period October 1 through December 31, 1998. Under the agreement, the partnership is to pay Allied its participation interest in equal monthly installments of $22,739, including interest at 7.5% over a term of 9 1/2 years. Allied's participation interest is collaterized by a deed of trust in the real estate and is guaranteed by all of the partners. Each partner's guarantee is secured by a pledge of its interest in the partnership. Allied agreed to forebear on certain of its surviving rights from the mortgage note, including an abatement of its right to the property's net cash flow, provided all payments under the agreement are paid when due. In addition, Allied subordinated its deed of trust to the deed of trust of MetLife.

NOTE 7
OTHER NOTES AND LOANS PAYABLE

         Other notes and loans payable at December 31, 1998 and 1997 consist of the following:


                                                                 1998              1997
                                                               ---------         ---------
     Notes payable collateralized by real estate bearing
     interest at 10%, payable interest only until final
     maturity in January, 1998. As of the date of this
     report, the note is in default.                           $880,000          $880,000

     Note payable with bank, secured by automobile,
     bearing interest at 8.25%, payable in monthly
     principal and interest payments of $630,
     due August 7, 2000.                                         11,698            18,008


                                                     Total     $891,698          $898,008
                                                               --------          --------
                                                               --------          --------



At December 31, 1998, the scheduled future maturities of the notes is as follows:


         Year Ending
         December 31                Amount
         -----------              --------
            1999                  $886,848
            2000                     4,850
                                  --------
                TOTAL             $891,698
                                  --------
                                  --------


NOTE 8
INCOME TAXES

         As of December 31, 1998, the Company had tax net operating loss carryforwards of approximately $18,002,000. The deferred tax asset associated with these net operating loss carryforwards of approximately $7,201,000 is offset by the valuation allowance applied to the deferred tax asset. The net operating losses for income tax reporting purposes will expire as follows:

              2004 -  $1,309,000     2007 -  $9,405,000
              2005 -   5,652,000     2008 -   1,429,000
              2006 -     155,000



NOTE 9
RELATED PARTY TRANSACTIONS

         During 1998 and 1997, the Company engaged a law firm in which one current director of the Company serves as partner in the firm. During 1998 and 1997, the Company paid $16,033 and $21,804, respectively, in fees to this law firm. In addition, the parking garage at the Arlington Square Project is managed by an entity affiliated with this director of the Company.

NOTE 10
COMMON STOCK AND DISTRIBUTIONS

         In connection with a reorganization in 1992, the equity interests of the Company have been restructured as follows:

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

         As of December 31, 1998, the number of new common shares outstanding is as follows:

              Class A    1,640,327
              Class B       21,476
              Class C       45,119



NOTE 11
LESSOR ARRANGEMENTS

         The Company, through its 74% interest in ASLP, owns a building which is 100% leased to an agency of the U.S. Government under a ten year lease expiring in September, 2008. During the years ended December 31, 1998 and December 31, 1997, the Company realized income from this lease of approximately $3,181,000 and $3,142,000, respectively, or 96% and 95% of total revenues, respectively. The terms of the lease require the tenant to pay base rent plus its proportionate share of increases in certain operating expenses.

         The minimum lease payments due pursuant to this lease are as follows:


              1999                3,066,191
              2000                3,066,091
              2001                3,066,091
              2002                3,066,091
              2003                3,066,091
              Thereafter         14,564,406
                                -----------
              Total             $29,895,361
                                -----------
                                -----------



NOTE 12
OFFICE LEASE

         In January 1999, the Company executed an operating lease as lessee, for its office space which expires January 31, 2004. The rent is increased annually at 3%. The future annual rents under this lease are:


              1999                       24,271
              2000                       23,575
              2001                       24,281
              2002                       25,006
              2003                       25,750
              Thereafter                  2,151
                                       --------
              Total                    $125,034
                                       --------
                                       --------



         Rental expense under the Company's office lease agreements was $15,828 and $17,076 for 1998 and 1997, respectively.


NOTE 13
EXTRAORDINARY ITEMS

         In accordance with Statement of Position 97-1, "Accounting by participating Mortgage Loan Borrowers" issued by the American Institute if Certified Public Accountants, during 1998, the Partnership established a participation liability and a debt-discount for the fair value of the participation interest with its lender (Note 6). SOP 97-1 is effective for fiscal years beginning after June 30, 1997, and requires that upon initial application its provisions be reported as a cumulative effect of a change in accounting principle. Because the effect of amortization of the debt discount in 1997 would have been immaterial, the Partnership has not made such a cumulative effect adjustment.

         In 1998, the participation interest in the equity value was converted to a note and a forbearance agreement was executed dated December 1, 1998 (Note
6). As such, the unamortized portion of the debt-discount, net of the gain on the conversion of the participation liability, has been recorded as an extraordinary item.

NOTE 14
GOING CONCERN ISSUES

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

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

         TWC's Bylaws require no less than two (2) directors, at least one of which is a Class A Director, shall constitute a quorum for a Board of Directors meeting and the vote of a majority of the Class A Directors participating at such meeting is necessary for the Board to act. The Board of Directors is composed of one (1) Class A Director and two (2) Class B Directors. On October 25, 1996, William N. Demas, formerly a Class B and Class C Director was elected as a Class A Director and Jose Ma. C. Castro was elected as a Class B and Class C Director to fill the position held by Mr. Demas. Jonathan C. Kinney continues to serve as a Class B and C Director. All three directors are elected to serve until the next annual meeting of shareholders or the next special meeting of shareholders called for the election of directors, and until their successors have been elected and qualified. TWC did not hold an annual or special meeting of shareholders in 1998. See "Description of Business - Business Development Recent Developments."

         TWC's executive officers and directors are:


         NAME                     AGE               POSITION
         ----                     ---               --------
         William N. Demas         62     Chairman of the Board of Directors,
                                         Chief Executive Officer and President

         Jonathan C. Kinney       53     Director

         Jose Ma. C. Castro       43     Director

         Geraldine Piatt          63     Secretary


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


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934, AS
AMENDED

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that directors and officers of a registrant and persons owning more than ten percent of such registrant's equity securities registered under Section 12 of the Securities Exchange Act file reports of ownership and changes in ownership ("Section 16 Filings") with the Securities and Exchange Commission (the "SEC"). The SEC requires that copies of all such Section 16 Filings be furnished by the filers to the registrant. TWC has not received any Section 16 Filings during Fiscal 1998.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the annual compensation earned by the President and Chief Executive Officer of TWC (the "Named Executive Officer") for services rendered to TWC in all capacities for the fiscal years ended December 31, 1998 ("Fiscal 1998"), December 31, 1997 ("Fiscal 1997") and December 31, 1996 ("Fiscal 1996"):

                                             SUMMARY COMPENSATION TABLE


                                                          ANNUAL COMPENSATION
                                      -------------------------------------------------------------------
                                                                            OTHER                 ALL
                                                                            ANNUAL               OTHER
NAME AND PRINCIPAL POSITION           YEAR      SALARY       BONUS       COMPENSATION        COMPENSATION
---------------------------           ----      ------       -----       ------------        ------------
William N. Demas, Chief
 Executive Officer                    1998       37,081       --              --               24,852 (1)
 and President
                                      1997       36,843       --              --               24,852 (1)

                                      1996       38,111       --              --               24,852 (1)


-------------------------
1 Since August 1993, TWC has paid the premiums on a term life insurance policy for Mr. Demas ("the Demas Policy"). The amounts shown represent TWC's total annual payments therefor in Fiscal 1998 and Fiscal 1997. In both years, TWC reduced Mr. Demas's base salary by the amount equal to the costs of the Demas Policy.

         TWC has not granted stock options, restricted stock awards, or share appreciation rights during Fiscal 1998, Fiscal 1997, and Fiscal 1996. Since its reorganization in 1992, TWC has not had a long-term incentive plan or pension plan. However, in 1992, TWC established a noncontributory Salary Reduction SEP on behalf of its employees (including Mr. Demas), pursuant to which employees, at their election, may defer a percentage of their annual salaries.

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

COMPENSATION OF DIRECTORS

         In accordance with TWC's Bylaws, directors may be reimbursed for any reasonable expenses incurred in connection with their service on the Board of Directors. There are no other arrangements pursuant to which directors of TWC are compensated for services as director. Messrs. Demas, Kinney and Castro did not seek or receive any reimbursement for their expenses in Fiscal 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

         The following table shows with respect to each person or entity known by TWC to be the beneficial owner of more than 5% of any class of TWC's voting securities as of December 31, 1998, (i) the number of shares so owned, and (ii) the percentage of all shares represented by such ownership (based upon the number of shares outstanding in the class) as of December 31, 1998.


CLASS OF                                                                      SHARES BENEFICIALLY OWNED
 STOCK                                                                       # OF SHARES   % OF CLASS(1)
 -----                                                                       -----------   ------------
Class A             Kevin E. Foley,                                             410,618        24.7
Common Stock        Deputy Superintendent of Insurance of the State of New
                    York, as Agent of the Rehabilitator of Executive Life
                    Insurance of New York(2)


Class A             AIF II, L.P.(3)                                             325,242        19.6
Common Stock

Class A             Lion Advisors, L.P.(3)                                      325,242        19.6
Common Stock

Class C             The Antonelli Creditors Liquidating Trust                    18,206        40.1
Common Stock

Class C             Andrea Kinney Greene
Common Stock                                                                      4,116         9.1

Class C             David B. Kinney                                               5,326        11.7
Common Stock

Class C             David H. Kinney                                               4,154         9.2
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

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth, as of December 31, 1998, information with respect to beneficial ownership of TWC's capital stock by (i) the Named Executive Officers, (ii) each director and (iii) all directors and executive officers of TWC as a group.


 Name and Address of                                             Amount and Nature of      Percentage of Class
 Beneficial Owner(1)                  Title of Class             Beneficial Ownership          Outstanding
 -------------------                  --------------             --------------------          -----------
William N. Demas                    Class A Common Stock                7,608                        *
                                    Class C Common Stock                8,982(2)                  19.8

Jonathan C. Kinney                  Class A Common Stock                  523(3)                     *
                                    Class C Common Stock                4,564(4)                  10.1

Jose Ma. C. Castro                  Class A Common Stock                  198                        *

Directors and Officers as a Group   Class A Common Stock                8,131                        *
  (2 persons)                       Class C Common Stock               13,546                     29.9


------------------
* Less than 1% of outstanding shares of the Class

(1) The address for each director and officer is c/o TWC, 4550 Montgomery Avenue, Suite 220 North, Bethesda, Maryland 20814.

(2) This total includes 1,340 shares of Class C Common Stock which Mr. Demas owns with his wife in joint tenancy; however, it does not include approximately 440 shares of Class C Common Stock beneficially owned by Mr. Demas' daughter Edith Demas. In addition, Mr. Demas, as custodian for his children, Amy, James and Sarah Demas, holds 164 shares of Class B Common Stock.

(3) Mr. Kinney disclaims beneficial ownership of these shares of Class A Common Stock which are held by Bean, Kinney & Korman, P.C., a law firm in which Mr. Kinney is a stockholder.

(4) This total includes 8 shares of Class C Common Stock which are held by Mr. Kinney's wife and 146 shares of Class C Common Stock held by Mr. Kinney as a limited partner in K-F Associates, a limited partnership which interests are owned by members of the Kinney Family. Mr. Kinney disclaims beneficial ownership of shares held by K-F Associates. In addition, Mr. Kinney, as custodian for his children, David N.A. and Rachael W.K. Kinney, holds 232 shares of Class B Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Kinney and certain members of Mr. Kinney's family (collectively, the "Kinney Family") have a 16% ownership interest (6% of which is Mr. Kinney's personal holding) in ASLP, a limited partnership in which the Company is the general partner. Mr. Demas has a 7% ownership interest in ASLP. In Fiscal 1998, Messrs. Demas and Kinney and the Kinney Family received no partnership distributions from their limited partnership interests and do not expect to receive any in the foreseeable future. See "Description of Properties - Arlington Square Project.

     In Fiscal 1998 and Fiscal 1997, the Company paid legal fees of approximately $16,033 and $21,804 respectively to Bean, Kinney & Korman, P.C., the law firm in which Mr. Kineny is partner and stockholder.

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

10.9     Promissory Note in the original principal amount of $23,000,000 dated
         November 20, 1997 between Arlington Square Limited Partnership and
         Allied Capital Commercial Corporation, which was filed as Exhibit 10.9 to the Company's Form 10-KSB filed with the Commission on May 8, 1998, is incorporated herein by reference.

10.10    Promissory Note in the original principal amount of $1,000,000 dated
         November 20, 1997 between Arlington Square Limited Partnership and
         Allied Capital Commercial Corporation, which was filed as Exhibit 10.10 to the Company's Form 10-KSB filed with the Commission on May 8, 1998, is incorporated herein by reference.

10.11 Loan Agreement in the amount of $24,300,000 dated November 20, 1997 between Arlington Square Limited Partnership and Allied Capital
         Commercial Corporation, which was filed as Exhibit 10.11 to the Company's Form 10-KSB filed with the Commission on May 8, 1998, is incorporated herein by reference.

10.12    Amended and Restated Agreement of Limited Partnership of Arlington
         Square Limited Partnership, which was filed as Exhibit 10.12 to the Company's Form 10-KSB filed with the Commission on May 8, 1998, is incorporated herein by reference.

10.13    Assignment of Leases and Rents dated November 20, 1997 by Arlington
         Square Limited Partnership to Allied Capital Commercial Corporation, which was filed as Exhibit 10.13 to the Company's Form 10-KSB filed with the Commission on May 8, 1998, is incorporated herein by reference.

10.14    Assignment of Leases and Rents (GSA) dated November 20, 1997 by
         Arlington Square Limited Partnership to Allied Capital Commercial
         Corporation, which was filed as Exhibit 10.14 to the Company's Form
         10-KSB filed with the Commission on May 8, 1998, is incorporated herein by reference.

10.15    Guaranty by Arlington Square Limited Partnership to Allied Capital
         Commercial Corporation, on May 8, 1998, is incorporated herein by reference. which was filed as Exhibit 10.15 to the Company's Form
         10-KSB filed with the Commission.

10.16    Indemnity Agreement dated November 20, 1997 between Arlington Square
         Limited Partnership and Allied Capital Commercial Corporation, which was filed as Exhibit 10.16 to the Company's Form 10-KSB filed with the Commission on May 8, 1998, is incorporated herein by reference.

10.17 Deed of Trust and Security Agreement "A" dated November 20, 1997 between Arlington Square Limited Partnership and Allied Capital
         Commercial Corporation, which was filed as Exhibit 10.17 to the Company's Form 10-KSB filed with the Commission on May 8, 1998, is incorporated herein by reference.

10.18 Deed of Trust and Security Agreement "B" dated November 20, 1997 between Arlington Square Limited Partnership and Allied Capital
         Commercial Corporation, which was filed as Exhibit 10.18 to the Company's Form 10-KSB filed with the Commission on May 8, 1998, is incorporated herein by reference.

10.19 Assignment of Limited Partnership interest of Ashton Glen Associates dated December 11, 1997 from The Washington Corporation to K-F
         Associates, which was filed as Exhibit 10.19 to the Company's Form
         10-KSB filed with the Commission on May 8, 1998, is incorporated herein by reference.

10.20    First Amendment to the Limited Partnership Agreement of Ashton Glen
         Associates dated December 11, 1997 which was filed as Exhibit 10.20 to the Company's Form 10-KSB filed with the Commission on May 8, 1998, is incorporated herein by reference.

10.21 Promissory Note dated November 25, 1998 in the original principal amount of $21,500,000 with Arlington Square Limited Partnership as borrower and Metropolitan Life Insurance Company as holder, is attached hereto.

10.22    Deed of Trust, Security Agreement and Fixture Filing from Arlington
         Square Limited Partnership to Keith J. Willner and Scott A. Morehouse as Trustees for the benefit of Metropolitan Life Insurance Company, dated November 25, 1998, is attached hereto.

10.23    Assignment of Leases between Arlington Square Limited Partnership and
         Metropolitan Life Insurance Company dated November 25, 1998, is attached hereto.

10.24    Assignment of Contracts and Agreements between Arlington Square Limited
         Partnership and Metropolitan Life Insurance Company dated November 25,
         1998, is attached hereto.

10.25    Unsecured Indemnity Agreement among Arlington Square Limited
         Partnership, Metropolitan Life Insurance Company and The Washington
         Corporation dated November 25, 1998, is attached hereto.


10.26    Financing Statement dated November 25, 1998 executed by Arlington
         Square Limited Partnership as debtor and Metropolitan Life Insurance
         Company as secured party, is attached hereto.

10.27 Subordination of Management Agreement dated November 25, 1998 by and among The Washington Corporation, Arlington Square Limited Partnership and Metropolitan Life Insurance Company, is attached hereto.

10.28    Guaranty Agreement dated November 25, 1998 by and between The
         Washington Corporation, Arlington Square Limited Partnership and
         Metropolitan Life Insurance Company, is attached hereto.

10.29    Subordination Agreement dated November 25, 1998, by and among Arlington
         Square Limited Partnership, Metropolitan Life Insurance Company and
         Allied Capital Commercial Corporation, is attached hereto.

10.30    Subordination, Non-Disturbance and Attornment Agreement among
         Metropolitan Life Insurance Company, Arlington Square Limited
         Partnership and United States of America - General Services
         Administration dated November 25, 1998, is attached hereto.

10.31    Subordination, Non-Disturbance and Attornment Agreement among
         Metropolitan Life Insurance Company, U.S. Fish and Wildlife Service, and Arlington Square Limited Partnership, dated November 25, 1998, is attached hereto.

11. Computation of per share earnings for the years ended December 31, 1998 and 1997 is attached hereto.

21. Subsidiaries of the Registrant as of December 31, 1998 is attached hereto.

(b) REPORTS ON FORM 8-K. The Company filed no report on Form 8-K during fourth quarter of 1998.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               THE WASHINGTON CORPORATION

Date:  5/20/99                 By: /s/William N. Demas
     -----------------            ----------------------------------------------
                               William N. Demas
                               Chairman of the Board of Directors/
                               President


Date:  5/26/99                 By: /s/Jose Ma. C. Castro
     -----------------            ----------------------------------------------
                               Jose Ma. C. Castro
                               Controller


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  5/20/99                  By: /s/ William N. Demas
     -----------------            ----------------------------------------------
                                William N. Demas
                                Chairman of the Board of Directors/President


Date:  5/21/99                  By: /s/ Jonathan C. Kinney
     -----------------            ----------------------------------------------
                                Jonathan C. Kinney
                                Director


Date:   5/26/99                 By: /s/ Jose Ma. C. Castro
     -----------------            ----------------------------------------------
                                Jose Ma. C. Castro
                                Director