Form 10QSB
period 1999-03-31
WASHINGTON CORP
filed 1999-06-25
CIK 314625

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                           COMMISSION FILE NO. 1-7228

                           THE WASHINGTON CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          MARYLAND                                     52-1157845
   (State of Incorporation)             (I.R.S. Employer Identification Number)

                   4550 MONTGOMERY AVENUE, BETHESDA, MARYLAND
                                      20814
                     (Address of principal executive office)

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
                                    Yes  X          No
                                       -----           -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant's classes of common
stock as of March 31, 1999:       (1)  1,640,327 shares of Class A Common Stock
                                  (2)  21,476 shares of Class B Common Stock
                                  (3)  45,119 shares of Class C Common Stock

EXHIBITS INDEX IS ON PAGE 11.
                          --

                           THE WASHINGTON CORPORATION
                                      INDEX



PART I       FINANCIAL INFORMATION                                             PAGE
Item 1.  Financial Statements
          Condensed Consolidated Balance Sheets -
            March 31, 1999 and December 31, 1998                                3

           Condensed Consolidated Statements of Operations -
            Three Months Ended March 31, 1999 and 1998                          4

           Condensed Consolidated Statements of Cash Flow -
            Three Months Ended March 31, 1999 and 1998                          5

           Notes to Condensed Consolidated Financial Statements                 6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                 6 - 10

PART II      OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K                                     11


PART I.   FINANCIAL STATEMENTS
ITEM I:   FINANCIAL STATEMENTS


THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)


                                                                   March 31,
                                                                     1999                        December 31,
                                                                  (unaudited)                       1998
                                                                  -----------                    ------------
ASSETS
  Real estate and development properties                             $505,771                     $1,563,220
  Operating property and equipment, net                            17,763,245                     17,965,953
  Cash and short-term investments                                     759,918                        828,893
  Escrow deposits                                                     155,619                         57,655
  Land purchase leaseback                                             400,000                        400,000
  Other assets                                                        373,859                        301,879
  Equity in and advances to unconsolidated partnerships                     0                              5
                                                                  -----------                    -----------
Total Assets                                                      $19,958,412                    $21,117,605
                                                                  -----------                    -----------
                                                                  -----------                    -----------
LIABILITIES

 Note payable  -  Arlington Square                                $23,251,312                    $23,350,000
 Other notes and loans payable                                              0                        891,698
 Interest payable                                                     140,452                        310,985
 Accounts payable and other liabilities                               176,498                        173,298
                                                                  -----------                    -----------
Total Liabilities                                                  23,568,262                     24,725,981
                                                                  -----------                    -----------
STOCKHOLDERS' EQUITY

Common stock, $.01 par value; shares issued
     Class A  -  1,640,327 shares                                      16,403                         16,403
     Class B - 21,476 shares                                              215                            215
     Class C - 45,119 shares                                              451                            451
   Additional paid-in capital                                       2,804,821                      2,804,821
   Retained earnings (deficit)                                     (6,431,740)                    (6,430,266)
                                                                  -----------                    -----------
Total Stockholders' Equity                                         (3,609,850)                    (3,608,376)
                                                                  -----------                    -----------
Total Liabilities and Stockholders' Equity                        $19,958,412                    $21,117,605
                                                                  -----------                    -----------
                                                                  -----------                    -----------





The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998



                                                                     THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    1999              1998
                                                               ---------          ---------
REVENUES

  Operating property rental income                              $821,197          $795,257
  Rent from land purchase leaseback                               27,510            27,361
  Other income                                                   151,011            35,187
  Interest income                                                  7,657             1,290
                                                               ---------         ---------
                                                               1,007,375           859,095
                                                               ---------         ---------

EXPENSES
  Interest expense                                               394,880           539,433
  Operating property expenses                                    250,807           229,225
  Other expenses                                                  82,092                 0
  General and administrative expenses                             78,362            81,820
                                                               ---------         ---------
                                                                 806,141           850,478
                                                               ---------         ---------
Net income before depreciation and amortization                  201,234             8,617
Depreciation and amortization                                    202,708           283,797
                                                               ---------         ---------
Net loss                                                         ($1,474)        ($275,180)
                                                               ---------         ---------
                                                               ---------         ---------
Earnings (loss) per share:
Net income before depreciation and amortization                    $0.12             $0.00
Depreciation and amortization                                      $0.12             $0.17
                                                               ---------         ---------
Net Loss                                                           $0.00            ($0.17)
                                                               ---------         ---------
                                                               ---------         ---------





The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998



                                                                                  Three Months Ended March 31,
                                                                                   1999                 1998
                                                                               --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        ($1,474)           ($275,180)
Adjustments to reconcile net loss to net cash provided
by operating activities:
  Depreciation and amortization                                                 202,708              331,335
  Increase (Decrease) in interest payable                                         6,916                8,100
  Decrease (increase) in other assets                                           (71,975)             (60,095)
  Decrease in accounts payable and other liabilities                              3,200               52,300
                                                                               --------             --------
NET CASH PROVIDED BY OPERATING ACTIIVITIES                                      139,375               56,460
                                                                               --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:

(Increase) Decrease in escrow deposits                                          (97,964)            (106,190)
                                                                               --------             --------
NET CASH USED IN INVESTING ACTIVITES:                                           (97,964)            (106,190)
                                                                               --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on notes payable                                          (110,386)              (1,529)
                                                                               --------             --------
NET CASH USED IN FINANCING ACTIVITIES:                                         (110,386)              (1,529)
                                                                               --------             --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (68,975)             (51,259)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  828,893              222,821
                                                                               --------             --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $759,918             $171,562
                                                                               --------             --------
                                                                               --------             --------
CASH PAID DURING THE PERIOD FOR INTEREST                                       $394,880             $531,333
                                                                               --------             --------
                                                                               --------             --------

Non-Cash Transactions:
    Foreclosure on land for outstanding non-recourse debt and interest
           Land                                            1,057,449
           Debt and Interest Payable                      (1,057,449)



The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

         The accompanying condensed consolidated financial statements have been prepared by The Washington Corporation ("TWC" and collectively with its affiliates that are over 50% owned by TWC and consolidated for financial reporting purposes, the "Company") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Company believes the disclosures made are adequate to make the information presented not misleading when read in conjunction with the financial statements and notes thereto included in the Company's Report on Form 10-KSB for the year ended December 31, 1998.

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of The Washington Corporation and subsidiaries as of March 31, 1999, and the results of operations for the three months ended March 31, 1999 and 1998 and statements of cash flow for the three months ended March 31, 1999 and 1998.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL POSITION

         Total assets decreased by $1,160,000 from $21,118,000 at December 31, 1998 to $19,958,000 at March 31, 1999. Such decrease was primarily the result of decreases in real estate and development properties, cash and short-term investments, and depreciation on operating property and, in part, offset by an increase in escrow deposits and other assets.

         Real estate and development properties decreased by $1,057,000 from $1,563,000 at December 31, 1998 to $506,000 as of March 31, 1999. This reduction was primarily the result of a reduction in value and the subsequent foreclosure of the Nanjemoy property. On February 2, 1999, the lenders foreclosed on the portion of the property that secured the non-recourse loan. As a result, the company remains the owner of 48 acres, on a debt free basis.

         Operating property and equipment decreased by $203,000 from $17,966,000 at December 31, 1998 to $17,763,000 at March 31, 1999. Such decrease was the result of depreciation and amortization relating to the Arlington Square Project (as defined below).

         Cash and short-term investments decreased by $69,000 from $829,000 at December 31, 1998 to $760,000 at March 31, 1999. Such decrease was primarily the result of cash flow used in operating activities by the payment of required interest payments on the ASLP Note (as defined below).

         Escrow deposits increased by $98,000 from $58,000 at December 31, 1998 to $156,000 at March 31, 1999. Such increase was the result of periodic payments made to the reserve on the

Arlington Square Project.

         Other assets increased by $72,000 from $302,000 at December 31, 1998 to $374,000 at March 31, 1999. Such increase was the result of an increase in rent receivable on the Arlington Square Project and Land Purchase Leaseback.

         Total liabilities decreased by $1,158,000 from $24,726,000 at December 31, 1998 to $23,568,000 at March 31, 1999. Such increase was primarily the result of decreases in notes payable, other loans and notes payable, and interest payable.

         Note payable-Arlington Square decreased by $99,000 from $23,350,000 as of December 31, 1998 to $23,251,000 as of March 31, 1999. This reduction was the result of payments made and the resulting principal amortization on the Arlington Square note payable.

         Other notes and loans payable decreased by $892,000, from $892,000 as of December 31, 1998, to $0 as of March 31, 1999. As previously stated (see real estate and development properties), the secured lenders foreclosed on a portion of the Nanjemoy land investment. The notes were non-recourse to the Company, but were secured by 313 acres of the total investment of 361 acres. As a result of the foreclosure, the company's remaining investment is 48 acres, owned on a debt free basis.

         Interest payable decreased by $171,000 from $311,000 at December 31, 1998 to $140,000 at March 31, 1999. Such decrease was primarily the result of a decrease in interest accrued on the Nanjemoy land notes. The decrease is a result of the foreclosure of a portion of the Nanjemoy land investment (see other notes and loans payable).

         There was no material change in accounts payable and other liabilities.

         The Company's stockholders equity decreased by $2,000 from $($3,608,000) at December 31, 1998 to ($3,610,000) at March 31, 1999. Such
decrease was the result of recorded net loss of $1,474 for the three months ended March 31, 1999.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 1999

         Revenues increased to $1,007,000 for the three months ended March 31, 1999 ("First Quarter 1999") from $859,000 for the three months ended March 31, 1998 ("First Quarter 1998"), an increase of $148,000. Such increase was primarily the result of an increase in other income and operating property rental income.

         Operating property rental income increased to $821,000 for First Quarter 1999 compared to $795,000 for First Quarter 1998, an increase of $26,000. This increase was due to income relating to the Arlington Square Project.

         Other income increased to $151,000 for First Quarter 1999 compared to $35,000 for First

Quarter 1998, an increase of $116,000. Such increase was primarily the result of special construction work relating to the Arlington square project, and management fees. Associated costs related to this construction work is shown in other expenses.

         Interest income increased to $7,657 for First Quarter 1999 compared to $1,290 for First Quarter 1998, an increase of $6,367. This increase was due to the additional cash and investment balances on hand during First Quarter 1999.

         Total operating expenses decreased to $825,000 for First Quarter 1999 compared to $850,000 for First Quarter 1998, a decrease of $25,000. This decrease was due to a decrease in interest expense offset by an increase in other expenses and operating property expenses.

         Interest expense decreased by $144,000 to $395,000 in First Quarter 1999 from $539,000 in First Quarter 1998. This decrease was primarily due to a reduction in interest expense relating to the Nanjemoy land investment. The note, partially secured by the Nanjemoy land investment, was foreclosed in February, 1999 (as described above).

         Operating property expenses increased by $22,000 from $229,000 in First Quarter 1998 to $251,000 in First Quarter 1999. This increase was related to the Arlington Square Project.

         Other expenses increased to $82,000 for First Quarter 1999 compared to $0 for First Quarter 1998, an increase of $82,000. Such increase was primarily the result of special construction work relating to the Arlington square project. Associated income related to this work is shown in other income.

         General and Administrative expenses decreased by $4,000 from $82,000 in First Quarter 1998 to $78,000 in First Quarter 1999.

         Net income before depreciation and amortization increased to $201,000 for the First Quarter 1999 from $9,000 for the First Quarter 1998, an increase of $192,000. Such increase was primarily the result of an increase in total income and a decrease in total expenses as outlined above.

         The Company recorded a net loss of $1,474 for the First Quarter 1999 as compared to a net loss of $275,000 for the First Quarter 1998, a decreased loss of $274,000. This decrease was the result of a $192,000 increase in net income before depreciation and a decrease in depreciation of $81,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of funds for the period ended March 31, 1999 came from rental income and property management fees from Arlington Square. As of March 31, 1999, the Company had cash, short term investments, and escrow deposits totaling approximately $759,918 exclusive of cash restricted for the Arlington Square Project reserve of approximately $155,619.

         During the First Three Months 1999, cash and short-term investments decreased by $69,000. This decrease in the First Three Months 1999 is primarily due to cash flow used in operating activities by the payment of required interest payments on the ASLP Note. Future sources of funds are anticipated to come from the rents and a property management fee from Arlington Square. The Company's primary use of operating funds is anticipated to be for operating expenses and required payments on the ASLP Note. The Company has tried without success to sell its remaining assets. If asset sales do not occur in a timely fashion, the Company will have insufficient cash to continue operations. In addition, it is not anticipated that the Company will be able to augment its cash flow from any outside sources, such as the issuance of additional equity or additional borrowings.

TIMBERLAKE FORECLOSURE

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

ARLINGTON SQUARE LIMITED PARTNERSHIP REFINANCING

         TWC, directly and through an affiliate, Arlington Square, Inc., a wholly-owned subsidiary of TWC ("ASI"), owns a 74% interest in Arlington Square Limited Partnership ("ASLP"). ASLP owns 1.75 acres of land and an office building constructed thereon (the "Arlington Square Project") located in Arlington, Virginia. During the First Three Months 1999, approximately 96% of the Company's revenues were derived from rental income and construction income on the Arlington Square Project.

                  From January 1, 1998 to November 25, 1998, ASLP's property was encumbered by mortgage notes to Allied Capital Commercial Corporation ("Allied"). The outstanding principal balance on the mortgage loans (the "Allied Loan") accrued interest at a blended rate of 10%, based on the LIBOR rates. The notes were cash-flow mortgages with all excess cash flow, as defined, being applied to reduce the principal balance and to fund the required escrows. One of the mortgage agreements provided for the lender to receive a participation interest of 30% in the net cash flow and a 30% equity value in the property if and when it is sold, with such provision to survive any payoff of the mortgage.

         On November 25, 1998, the Allied Loan was repaid with proceeds of a loan obtained by

 ASLP and secured by the Arlington Square Project from Metropolitan Life Insurance Company ("MetLife") in the original principal amount of $21,500,000 (the "MetLife Loan"). At the closing of the MetLife Loan, $21,500,000 was disbursed to (i) repay the Allied Loan in the amount of $20,600,000; and (ii) to pay for costs associated with the MetLife Loan in the amount of $373,477. The MetLife Loan has a fixed interest rate of 6.8% and matures on December 1, 2010.

         Upon refinancing of the Allied Loan, Allied gave notice of demand for full payment of its participation interest in the equity value and net cash flow of the Arlington Square Project. ASLP entered into a forbearance agreement with Allied which (i) established the value for Allied's participation interest at $1,850,000 and (ii) established a payment term of 9 1/2 years with interest at 7.5% and monthly payments at $22,739. Allied's participation interest is collateralized by a deed of trust, subordinate to that of MetLife, in the Arlington Square Project and is guaranteed by all of the partners of ASLP.

LIQUIDITY

         The Company does not have a plan to address its liquidity problems. The Company will continue to attempt to reduce its general and administrative expenses and, if necessary, attempt to delay payment for certain services until properties are sold. If these attempts are not successful, the Company will be forced to sell its remaining properties for significantly less than recorded values and/or seek protection from its creditors under the Bankruptcy Code.

PART II.  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

11. Computation of per share earnings for the three months ended March 31, 1999 (included in Part I, Item 1).

(b) REPORTS ON FORM 8-K. The Company filed no reports on Form 8-K during the first quarter of 1999.

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       THE WASHINGTON CORPORATION



                                       /s/ William N. Demas
                                       ---------------------------------
                                       William N. Demas
                                       President and Treasurer
                                       (Duly authorized officer)


                                       /s/ Jose Ma. C. Castro
                                       ---------------------------------
                                       Jose Ma. C. Castro
                                       Controller
                                       (Principal financial officer)






DATE:  June 24, 1999

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






DATE:  June 24, 1999