Form 10QSB
period 1999-06-30
WASHINGTON CORP
filed 1999-08-16
CIK 314625

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
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
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1999: (1) 1,640,327 shares of Class A Common Stock
                           (2)  21,476 shares of Class B Common Stock
                           (3)  45,119 shares of Class C Common Stock


EXHIBITS INDEX IS ON PAGE  12.

                           THE WASHINGTON CORPORATION
                                      INDEX

PART I       FINANCIAL INFORMATION                                              PAGE
Item 1.  Financial Statements
          Condensed Consolidated Balance Sheets -
            June 30, 1999 and December 31, 1998                                     3

           Condensed Consolidated Statements of Operations -
            Three Months Ended June 30, 1999 and 1998 and Six Months
            Ended June 30, 1999 and 1998                                            4

           Condensed Consolidated Statements of Cash Flow -
            Six Months Ended June 30, 1999 and 1998                                 5

           Notes to Condensed Consolidated Financial Statements                     6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                6 - 11

PART II      OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K                                         12

PART I.  FINANCIAL STATEMENTS
ITEM I:  FINANCIAL STATEMENTS

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                            June 30,
                                                              1999       December 31,
                                                           (unaudited)       1998
                                                           -----------   ------------
ASSETS

  Real estate and development properties                   $   505,771    $ 1,563,220
  Operating property and equipment, net                     17,565,624     17,965,953
  Cash and short-term investments                              774,614        828,893
  Escrow deposits                                              138,413         57,655
  Land purchase leaseback                                      400,000        400,000
  Other assets                                                 314,495        301,879
  Equity in and advances to unconsolidated partnerships              0              5
                                                           -----------   ------------
Total Assets                                               $19,698,917    $21,117,605
                                                           -----------   ------------
                                                           -----------   ------------
LIABILITIES

  Note payable - Arlington Square                          $23,127,586    $23,350,000
  Other notes and loans payable                                      0        891,698
  Interest payable                                             131,707        310,985
  Accounts payable and other liabilities                       167,291        173,298
                                                           -----------   ------------
Total Liabilities                                           23,426,584     24,725,981
                                                           -----------   ------------

STOCKHOLDERS' EQUITY

Common stock, $.01 par value; shares issued
    Class A - 1,640,327 shares                                  16,403         16,403
    Class B - 21,476 shares                                        215            215
    Class C - 45,119 shares                                        451            451
  Additional paid-in capital                                 2,804,821      2,804,821
  Retained earnings (deficit)                               (6,549,557)    (6,430,266)
                                                           -----------   ------------
Total Stockholders' Equity                                  (3,727,667)    (3,608,376)
                                                           -----------   ------------

                                                           -----------   ------------
Total Liabilities and Stockholders' Equity                 $19,698,917    $21,117,605
                                                           -----------   ------------
                                                           -----------   ------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED JUNE 30, 1999 AND 1998




                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          JUNE 30                         JUNE 30
                                                      1999         1998             1999            1998
                                                    --------     --------         --------        --------

REVENUES

 Operating property rental income                   $780,428      $785,138       $1,601,625     $1,580,395
 Rent from land purchase leaseback                    28,873        28,918           56,383         56,279
 Other income                                         41,264        59,444           76,712         94,631
 Interest income                                       5,721         2,887           13,378          4,177
                                                    --------     ---------       ----------     ----------
                                                     856,286       876,387        1,748,098      1,735,482
                                                    --------     ---------       ----------     ----------


EXPENSES
 Interest expense                                    395,999       505,371          790,879      1,044,804
 Operating property expenses                         264,994       265,955          515,801        495,180
 General and administrative expenses                  75,498       104,513          160,380        186,334
                                                    --------     ---------       ----------     ----------
                                                     736,491       875,839        1,467,060      1,726,318
                                                    --------     ---------       ----------     ----------


Net income before depreciation and amortization      119,795           548          281,038          9,164
Depreciation and amortization                        197,621       296,357          400,329        580,154
                                                    --------     ---------       ----------     ----------
Net loss                                            ($77,826)    ($295,809)       ($119,291)     ($570,990)
                                                    --------     ---------       ----------     ----------
                                                    --------     ---------       ----------     ----------


Earnings (loss) per share:
Net income before depreciation and amortization        $0.07         $0.00            $0.16          $0.00
Depreciation and amortization                          $0.11         $0.18            $0.23          $0.35
                                                    --------     ---------       ----------     ----------
Net Loss                                              ($0.04)       ($0.18)          ($0.07)        ($0.35)
                                                    --------     ---------       ----------     ----------
                                                    --------     ---------       ----------     ----------

The accompany Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED JUNE 30, 1999 AND 1998

                                                                Six Months Ended June 30,
                                                                  1999            1998
                                                                --------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       ($119,291)       ($570,990)
Adjustments to reconcile net loss to net cash provided
by operating activities:
  Depreciation and amortization                                  400,329          671,328
  Increase (Decrease) in interest payable                         (1,829)          30,581
  Decrease (increase) in other assets                            (12,611)          14,996
  Decrease in accounts payable and other liabilities              (6,007)         (18,018)
                                                                --------       ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        260,591          127,897
                                                                --------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

(Increase) Decrease in escrow deposits                           (80,758)         (73,846)
                                                                --------       ----------
NET CASH USED IN INVESTING ACTIVITIES:                           (80,758)         (73,846)
                                                                --------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on notes payable                           (234,112)               0
                                                                --------       ----------
NET CASH USED IN FINANCING ACTIVITIES:                          (234,112)               0
                                                                --------       ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (54,279)          54,051

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   828,893          222,821
                                                                --------       ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $774,614         $276,872
                                                                --------       ----------
                                                                --------       ----------
CASH PAID DURING THE PERIOD FOR INTEREST                        $790,879       $1,014,223
                                                                --------       ----------
                                                                --------       ----------

Non-Cash Transactions:
  Foreclosure on land for outstanding non-recourse debt and interest
    Land                                     1,057,449
    Debt and Interest Payable               (1,057,449)


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

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of The Washington Corporation and subsidiaries as of June 30, 1999, and the results of operations for the six months ended June 30, 1999 and 1998 and statements of cash flow for the six months ended June 30, 1999 and 1998.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL POSITION

         Total assets decreased by $1,419,000 from $21,118,000 at December 31, 1998 to $19,699,000 at June 30, 1999. Such decrease was primarily the result of decreases in real estate and development properties, cash and short-term investments, and depreciation on operating property and, in part, offset by an increase in escrow deposits and other assets.

         Real estate and development properties decreased by $1,057,000 from $1,563,000 at December 31, 1998 to $506,000 as of June 30, 1999. This reduction was primarily the result of a reduction in value and the subsequent foreclosure of the Nanjemoy property. On February 2, 1999, the lenders foreclosed on the portion of the property that secured the non-recourse loan. As a result, the company remains the owner of 48 acres, on a debt free basis.

         Operating property and equipment decreased by $400,000 from $17,966,000 at December 31, 1998 to $17,566,000 at June 30, 1999. Such decrease was the result of depreciation and amortization relating to the Arlington Square Project (as defined below).

         Cash and short-term investments decreased by $54,000 from $829,000 at December 31, 1998 to $775,000 at June 30, 1999. Such decrease was primarily the result of cash flow used in operating activities by the payment of required interest payments on the ASLP Note (as defined below).

         Escrow deposits increased by $80,000 from $58,000 at December 31, 1998 to $138,000 at June 30, 1999. Such increase was the result of periodic payments made to the reserve on the

Arlington Square Project.

         Other assets increased by $12,000 from $302,000 at December 31, 1998 to $314,000 at June 30, 1999. Such increase was the result of an increase in rent receivable on the Arlington Square Project and Land Purchase Leaseback.

         Total liabilities decreased by $1,382,000 from $24,726,000 at December 31, 1998 to $23,344,000 at June 30, 1999. Such decrease was primarily the result of decreases in notes payable, other loans and notes payable, and interest payable.

         Note payable-Arlington Square decreased by $222,000 from $23,350,000 as of December 31, 1998 to $23,128,000 as of June 30, 1999. This reduction was the result of payments made and the resulting principal amortization on the Arlington Square note payable.

         Other notes and loans payable decreased by $892,000, from $892,000 as of December 31, 1998, to $0 as of June 30, 1999. As previously stated (see real estate and development properties) in the first quarter 1999, the secured lenders foreclosed on a portion of the Nanjemoy land investment. The notes were non-recourse to the Company, but were secured by 313 acres of the total investment of 361 acres. As a result of the foreclosure, the company's remaining investment is 48 acres, owned on a debt free basis.

         Interest payable decreased by $179,000 from $311,000 at December 31, 1998 to $132,000 at June 30, 1999. Such decrease was primarily the result of a decrease in interest accrued on the Nanjemoy land notes. The decrease is a result of the foreclosure of a portion of the Nanjemoy land investment (see other notes and loans payable).

         Accounts payable and other liabilities decreased by $6,000 from $173,000 at December 31, 1998 to $167,000 at June 30, 1999. Such decrease was primarily the result of a decrease in accounts payable and accrued expenses on the Arlington square project.

         The Company's stockholders equity decreased by $119,000 from ($3,608,000) at December 31, 1998 to ($3,728,000) at June 30, 1999. Such
decrease was the result of recorded net loss of $119,000 for the six months ended June 30, 1999.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999

         Revenues increased to $1,748,000 for the six months ended June 30, 1999 ("First Half 1999") from $1,735,000 for the six months ended June 30, 1998 ("First Half 1998"), an increase of $13,000. Such increase was primarily the result of an increase in other income and operating property rental income.

         Operating property rental income increased to $1,602,000 for the First Half 1999 compared to $1,580,000 for the First Half 1998, an increase of $22,000. This increase was due to income relating to the Arlington Square Project.

         Other income decreased to $77,000 for First Half 1999 compared to $95,000 for First Half 1998, a decrease of $18,000. Such decrease was primarily the result of management fees.

         Interest income increased to $13,000 for First Half 1999 compared to $4,000 for First Half 1998, an increase of $9,000. This increase was due to the additional cash and investment balances.

         Total operating expenses decreased to $1,467,000 for First Half 1999 compared to $1,726,000 for First Half 1998, a decrease of $259,000. This decrease was due to a decrease in interest expense offset by an increase in operating property expenses.

         Interest expense decreased by $254,000 to $791,000 in First Half 1999 from $1,045,000 in First Half 1998. This decrease was primarily due to a reduction in interest expense relating to the Nanjemoy land investment. The note, partially secured by the Nanjemoy land investment, was foreclosed in February, 1999 (as described above). In addition interest expense decreased on the Arlington Square project due to the refinancing of the project.

         Operating property expenses increased by $21,000 from $495,000 in First Half 1998 to $516,000 in First Half 1999. This increase was related to the Arlington Square Project.

         General and Administrative expenses decreased by $26,000 from $186,000 in First Half 1998 to $160,000 in First Half 1999.

         Net income before depreciation and amortization increased to $281,000 for the First Half 1999 from $9,000 for the First Half 1998, an increase of $272,000. Such increase was primarily the result of an increase in total income and a decrease in total expenses as outlined above.

         The Company recorded a net loss of $119,000 for the First Half 1999 as compared to a net loss of $571,000 for the First Half 1998, a decreased loss of $452,000. This decrease was the result of a $272,000 increase in net income before depreciation and a decrease in depreciation and amortization of $180,000.

         THREE MONTHS ENDED JUNE 30, 1999

         Revenues decreased to $856,000 for the three months ended June 30, 1999 ("Second Quarter 1999") from $876,000 for the three months ended June 30, 1998 ("Second Quarter 1998"), a decrease of $20,000. Such decrease was primarily the result of a decrease in other income and operating property rental income.

         Operating property rental income decreased to $780,000 for Second Quarter 1999 compared to $785,000 for Second Quarter 1998, a decrease of $5,000 due to income relating to the Arlington Square Project.

         Other income decreased to $41,000 for Second Quarter 1999 compared to $59,000 for Second Quarter 1998, a decrease of $18,000.

         Interest income increased to $5,721 for Second Quarter 1999 compared to $2,887 for Second Quarter 1998, an increase of $2,834. This increase was due to the additional cash and investment balances on hand during Second Quarter 1999.

         Total operating expenses decreased to $736,000 for Second Quarter 1999 compared to $876,000 for Second Quarter 1998, a decrease of $140,000. This decrease was due to a decrease in interest expense and a decrease in general and administrative expenses.

         Interest expense decreased by $109,000 to $396,000 in Second Quarter 1999 from $505,000 in Second Quarter 1998. This decrease was partially due to a reduction in interest expense relating to the Nanjemoy land investment. The note, partially secured by the Nanjemoy land investment, was foreclosed in February, 1999 (as described above). In addition interest expense decreased on the Arlington Square project due to the refinancing of the project

         There was no significant change in operating property expenses.

         General and Administrative expenses decreased by $30,000 from $105,000 in Second Quarter 1998 to $75,000 in Second Quarter 1999.

         Net income before depreciation and amortization increased to $120,000 for the Second Quarter 1999 from $548 for the Second Quarter 1998, an increase of $119,000. Such increase was primarily the result of a decrease in total expenses as outlined above.

         The Company recorded a net loss of $78,000 for the Second Quarter 1999 as compared to a net loss of $296,000 for the Second Quarter 1998, a decreased loss of $218,000. This decrease was the result of a $119,000 increase in net income before depreciation and a decrease in depreciation of $99,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of funds for the period ended June 30, 1999 came from rental income and property management fees from Arlington Square. As of June 30, 1999, the Company had cash, short term investments, and escrow deposits totaling approximately $774,614 exclusive of cash restricted for the Arlington Square Project reserve of approximately $138,413.

         During the First Half 1999, cash and short-term investments decreased by $54,000. This decrease in the First Half 1999 is primarily due to the result of cash flow used in operating activities by the payment of required interest payments on the ASLP Note. Future sources of funds are anticipated to come from the rents and a property management fee from Arlington Square. The Company's primary use of operating funds is anticipated to be for operating expenses and required payments on the ASLP Note. The Company has tried without success to sell its remaining assets. It is not anticipated that the Company will be able to augment its cash flow from any outside sources, such as the issuance of additional equity or additional borrowings.

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

ARLINGTON SQUARE LIMITED PARTNERSHIP REFINANCING

         TWC, directly and through an affiliate, Arlington Square, Inc., a wholly-owned subsidiary of TWC ("ASI"), owns a 74% interest in Arlington Square Limited Partnership ("ASLP"). ASLP owns 1.75 acres of land and an office building constructed thereon (the "Arlington Square Project") located in Arlington, Virginia. During the First Half 1999, approximately 96% of the Company's revenues were derived from rental income and construction income on the Arlington Square Project.

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

LIQUIDITY

         The Company has sufficient liquidity to meet its current obligations.

PART II.  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

11. Computation of per share earnings for the three months ended June 30, 1999 (included in Part I, Item 1).

(b) REPORTS ON FORM 8-K. The Company filed no reports on Form 8-K during the second quarter of 1999.

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






DATE:  August 13th, 1999