Form 10QSB
period 1999-09-30
WASHINGTON CORP
filed 1999-11-15
CIK 314625

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
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
                       Yes  X              No
                          ----               ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of each of the registrant's classes of common
 stock as of September 30, 1999:   (1)  1,640,327 shares of Class A Common Stock
                                   (2)  21,476 shares of Class B Common Stock
                                   (3)  45,119 shares of Class C Common Stock



EXHIBITS INDEX IS ON PAGE  12 .
                          ---

                           THE WASHINGTON CORPORATION
                                      INDEX


PART I       FINANCIAL INFORMATION                                             PAGE
Item 1.  Financial Statements
          Condensed Consolidated Balance Sheets -
            September 30, 1999 and December 31, 1998                            3

           Condensed Consolidated Statements of Operations -
            Three Months Ended September 30, 1999 and 1998 and                  4
            Nine Months Ended September 30, 1999 and 1998

           Condensed Consolidated Statements of Cash Flow -
            Nine Months Ended September 30, 1999 and 1998                       5

           Notes to Condensed Consolidated Financial Statements                 6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                 6 - 11

PART II      OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K                                      12

PART I. FINANCIAL STATEMENTS
ITEM I: FINANCIAL STATEMENTS


THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                            September 30
                                                               1999            December 31,
                                                            (unaudited)            1998
                                                            ------------       ------------
ASSETS

 Real estate and development properties                     $    505,771       $  1,563,220
 Operating property and equipment, net                        17,365,386         17,965,953
 Cash and short-term investments                                 813,769            828,893
 Escrow deposits                                                 150,000             57,655
 Land purchase leaseback                                         400,000            400,000
 Other assets                                                    360,659            301,879
 Equity in and advances to unconsolidated partnerships                 5                  5
                                                            ------------       ------------
Total Assets                                                $ 19,595,590       $ 21,117,605
                                                            ============       ============
LIABILITIES

 Note payable - Arlington Square                            $ 23,012,793       $ 23,350,000
 Other notes and loans payable                                         0            891,698
 Interest payable                                                131,110            310,985
 Accounts payable and other                                      206,197            173,298
                                                            ------------       ------------
Total Liabilities                                             23,350,100         24,725,981
                                                            ------------       ------------

STOCKHOLDERS' EQUITY

 Common stock, $.01 par value; shares issued
   Class A - 1,640,327 shares                                     16,403             16,403
   Class B - 21,476 shares                                           215                215
   Class C - 45,119 shares                                           451                451
 Additional paid-in capital                                    2,804,821          2,804,821
 Retained earnings (deficit)                                  (6,576,400)        (6,430,266)
                                                            ------------       ------------
Total Stockholders' Equity                                    (3,754,510)        (3,608,376)
                                                            ------------       ------------
Total Liabilities and Stockholders' Equity                  $ 19,595,590       $ 21,117,605
                                                            ============       ============



The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
SEPTEMBER 30, 1999 AND 1998



                                                                        Three Months Ended                 Nine Months Ended
                                                                           September 30                      September 30
                                                                      1999              1998             1999              1998
                                                                    --------          --------        ----------        ----------
REVENUES

  Operating property rental income                                  $809,365          $808,783        $2,410,990        $2,389,178
  Rent from land purchase leaseback                                   28,445            27,789            84,828            84,068
  Other income                                                        85,004           163,661           161,716           386,204
  Equity interest in net income from partnership                           0                 0                 0                 0
  Interest income                                                      6,081             2,077            19,459             6,254
  Net (loss) gain on sale of assets                                        0                 0                 0                 0
                                                                    --------          --------        ----------        ----------
                                                                     928,895         1,002,310         2,676,993         2,865,704
                                                                    --------          --------        ----------        ----------

EXPENSES

  Provision for estimated losses on asset value adjustments                0           500,000                 0           500,000
  Interest expense                                                   394,001           590,704         1,184,880         1,635,508
  Operating property expenses                                        272,496           170,817           788,297           761,333
  General and administrative expenses                                117,580            65,480           257,665           220,958
  Other expenses                                                      14,305           250,062            34,610           313,494
                                                                    --------          --------        ----------        ----------
                                                                     798,382         1,577,063         2,265,452         3,431,293
                                                                    --------          --------        ----------        ----------

Net income before depreciation and amortization                      130,513          (574,753)          411,541          (565,589)
Depreciation and amortization                                        157,346           218,891           557,675           799,045
                                                                    --------          --------        ----------        ----------
Net loss                                                             (26,833)         (793,644)         (146,134)       (1,364,634)
                                                                    ========          ========        ==========        ==========
Earnings (loss) per share:
Net Income (loss) before depreciation and amortization                 $0.08            ($0.34)            $0.24            ($0.33)
Depreciation and Amortization                                          $0.09             $0.13             $0.33             $0.49
                                                                    --------          --------        ----------        ----------
Net Loss                                                              ($0.01)           ($0.47)           ($0.09)           ($0.82)
                                                                    ========          ========        ==========        ==========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited)


                                                                           Nine Months Ended September 30
                                                                              1999              1998
                                                                           ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    ($146,134)      ($1,364,634)
Adjustments to reconcile net loss to net cash provided
  by operating activities:
  Provision for estimated losses on asset value adjustments                         0           500,000

  Depreciation and amortization                                               557,675           799,045
  Amortization of deferred rental concessions                                  49,200           143,157
  Net (gain) loss on sale of real estate assets                                     0                 0
  Distributions from partnerships                                                   0                 0
  Increase (Decrease) in interest payable                                      (2,426)           93,065
  Decrease (increase) in other assets                                         (42,046)          (28,935)
  Decrease in accounts payable and other liabilities                           32,899           165,424
                                                                           ----------        ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     449,168           307,122
                                                                           ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                                      (23,042)           (6,457)
(Increase) decrease in esrow deposits                                         (92,345)         (180,036)
                                                                           ----------        ----------
NET CASH USED IN INVESTING ACTIVITIES:                                       (115,387)         (186,493)
                                                                           ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in notes payable                                                        --                --
  Principal payments on notes payable                                        (348,905)          (18,009)
                                                                           ----------        ----------
NET CASH USED IN FINANCING ACTIVITIES:                                       (348,905)          (18,009)
                                                                           ----------        ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (15,124)          102,620

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                828,893           222,821
                                                                           ----------        ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $813,769          $325,441
                                                                           ==========        ==========
CASH PAID DURING THE PERIOD FOR INTEREST                                   $1,184,880        $1,568,544
                                                                           ==========        ==========


Non-Cash Transactions:
  Foreclosure on land for outstanding non-recourse debt and interest

      Land                                           1,057,449
      Debt and Interest Payable                     (1,057,449)


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

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company and subsidiaries as of September 30, 1999, and the results of operations for the nine months ended September 30, 1999 and 1998 and statements of cash flow for the nine months ended September 30, 1999 and 1998.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL POSITION

         Total assets decreased by $1,522,000 from $21,118,000 at December 31, 1998 to $19,596,000 at September 30, 1999. Such decrease was primarily the result of decreases in real estate and development properties, offset, in part, by an increase in escrow deposits.

         There was a decrease in real estate and development properties of $1,057,000 between December 31, 1998 and September 30, 1999. This reduction was primarily the result of a reduction in value and the subsequent foreclosure of the Nanjemoy property. On February 2, 1999, the lenders foreclosed on the portion of the property that secured the non-recourse loan. As a result, the Company remains the owner of 48 acres, on a debt free basis..

         Operating property and equipment decreased by $601,000 from $17,966,000 at December 31, 1998 to $17,365,000 at September 30, 1999. Such decrease was the result of depreciation and amortization relating to the Arlington Square Project (as defined below).

         Cash and short-term investments decreased by $15,000 from $829,000 at December 31, 1998 to $814,000 at September 30, 1999. Such decrease was primarily the result of cash flow used in operating activities.

         Escrow deposits increased by $92,000 from $58,000 at December 31, 1998 to $150,000 at September 30, 1999. Such increase was the result of periodic payments made to the lender for tenant improvement and leasing reserves associated with the Arlington Square Project.

         Other assets increased by $59,000 from $302,000 at December 31, 1998 to $361,000 at September 30, 1999. Such increase was the result of an increase in rent receivable on the Arlington Square Project.

         Total liabilities decreased by $1,376,000 from $24,726,000 at December 31, 1998 to $23,350,000 at September 30, 1999. Such decrease was primarily the result of a decrease in other notes and loans payable and decreases in notes payable, interest payable and accounts payable and other liabilities.

         Note payable-Arlington Square Project decreased by $337,000 form $23,350,000 at December 31, 1998 to $23,013,000 at September 30, 1999. This
reduction was the result of payments made to the lender, and the resulting principal reduction.

         Other notes and loans payable decreased by $892,000 from $892,000 as of December 31, 1998 to $0 at September 30, 1999. As previously stated (see real estate and development properties) in the first quarter of 1999, the secured lender foreclosed on a portion of the Nanjemoy land investment. The notes were non-recourse to the Company, but were secured by 313 acres of the total 361-acre investment. As a result of the foreclosure, the Company's remaining investment in 48 acres is owned on a debt free basis.

         Interest payable decreased by $180,000 from $311,000 at December 31, 1998 to $131,000 at September 30, 1999. Such decrease was the primarily the result of a decrease in accrued interest on the Nanjemoy land notes. The decrease is the result of a foreclosure of a portion of the land investment (see Other notes and loans payable).

         Accounts payable and other liabilities decreased by $66,000 from $173,000 at December 31, 1998 to $107,000 at September 30, 1999. Such decrease was the result of a decrease in accounts payable and accrued expenses on the Arlington Square project.

         The Company's stockholders equity decreased by $146,000 from $(3,608,000) at December 31, 1998 to $(3,754,000) at September 30, 1999. Such
decrease was the result of recorded net loss of $146,000 for the nine months ended September 30, 1999.

RESULTS OF OPERATIONS

         NINE MONTHS ENDED SEPTEMBER 30, 1999

         Revenues increased to $2,677,000 for the nine months ended September 30, 1999 ("First Nine Months 1999") from $2,866,000 for the nine months ended September 30, 1998 ("First Nine Months 1998"), an increase of $189,000. Such increase was primarily the result of an increase in Operating property rental income and other income.

         Operating property rental income increased to $2,411,000 for First Nine Months 1999 compared to $2,389,000 for First Nine Months 1998, an increase of $22,000. This increase was due to an annual rent increase relating to the Arlington Square Project.

         Other income decreased to $162,000 for First Nine Months 1999 compared to $386,000 for First Nine Months 1998, a decrease of $224,000. Such decrease is the result of management fees.

         Total expenses decreased to $2,265,000 for First Nine Months 1999 compared to $3,431,000 for First Nine Months 1998, a decrease of $1,166,000. This decrease was due to a decrease in provision for estimated losses on asset value adjustment and interest expense, offset in part by an increase in operating property expenses and general and administrative expenses.

         Provision for estimated losses on asset value adjustment decreased from $500,000 for the First Nine Months of 1998 to $0 for the First Nine Months of 1999. The decrease was the result of a loss provision recognized in 1998 for the Company's investment relating to the Nanjemoy land investment.

         Interest expense decreased by $451,000 to $1,185,000 in First Nine Months 1999 from $1,636,000 in First Nine Months 1998. This decrease was primarily the result of a reduction in interest expense relating to the Nanjemoy land investment. The note, partially secured by the land investment (as described above), was foreclosed in February, 1999.

         Operating property expenses increased by $27,000 from $761,000 in First Nine Months 1998 to $788,000 in First Nine Months 1999. This increase was related to the Arlington Square Project.

         General and Administrative expenses increased by $37,000 from $221,000 in First Nine Months 1998 to $258,000 in First Nine Months 1999.

         Other expenses decreased by $278,000 from $313,000 in First Nine Months 1998 to $35,000 in First Nine Months 1999, primarily as a result of the tenant improvement costs related to the above mentioned other income.

         Net income (loss) before depreciation and amortization increased to $500,000 for the First Nine Months 1999 from $(566,000) for the First Nine Months 1998, an increase of $1,066,000. Such increase was the result of a decrease in expenses as outlined above.

         The Company recorded a net loss of $146,000 for the First Nine Months 1999 as compared to a net loss of $1,365,000 for the First Nine Months 1998, a decrease of $1,219,000. This decrease was the result of a $1,022,000 increase in net income before depreciation with

$500,000 being attributable to a provision for estimated losses and a decrease in depreciation of $241,000.

         THREE MONTHS ENDED SEPTEMBER 30, 1999

         Revenues decreased to $929,000 for the three months ended September 30, 1999 ("Third Quarter 1999") from $1,002,000 for the three months ended September 30, 1998 ("Third Quarter 1998"), a decrease of $73,000. Such decrease was primarily the result of a decrease in other income.

         Operating property rental income remained the same at $809,000 for Third Quarter 1999 and Third Quarter 1998.

         Other income decreased to $85,000 for Third Quarter 1999 compared to $164,000 for Third Quarter 1998, a decrease of $79,000, a result of the management fees.

                  Total operating expenses decreased to $798,000 for Third Quarter 1999 compared to $1,577,000 for Third Quarter 1998, a decrease of $779,000. This decrease was due to a decrease in provision for estimated losses on asset value adjustment, a decrease in interest expense, and a decrease in other expenses, offset by an increase in operating property expenses and an increase in general and administrative expenses.

         Provision for estimated losses on asset value adjustment decreased from $500,000 for the Third Quarter of 1998 to $0 for the Third Quarter of 1999. The decrease was the result of a loss provision recognized in 1998 for the Company's investment primarily relating to the Nanjemoy land investment.

         Interest expense decreased by $197,000 to $394,000 in Third Quarter 1999 from $591,000 in Third Quarter 1998. This decrease was primarily the result of a reduction in interest expense relating to the Nanjemoy land investment. The note, partially secured by the land investment (as described above) was foreclosed in February, 1999.

         Operating property expenses increased by $101,000 from $171,000 in Third Quarter 1998 to $272,000 in Third Quarter 1999. This increase is primarily the result of expenses incurred by the Arlington Square Project.

         General and Administrative expenses increased by $52,000.

         Net income (loss) before depreciation and amortization increased to $130,000 for the Third Quarter 1999 from $(575,000) for the Third Quarter 1998, an increase of $705,000.

         The Company recorded a net loss of $27,000 for the Third Quarter 1999 as compared to a net loss of $794,000 for the Third Quarter 1998, a decreased loss of $767,000. This decrease was the result of the removal of a $705,000 increase in net income before depreciation with $500,000 being attributable to a provision for estimated losses and a decrease in depreciation of $62,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of funds for the period ended September 30, 1999 came from rental income and property management fees from the Arlington Square Project. As of September 30, 1999, the Company had cash, short term investments, and escrow deposits totaling approximately $813,769 exclusive of cash restricted for the Arlington Square Project reserve of approximately $150,000.

         During the First Nine Months 1999, cash and short-term investments decreased by $15,000. This decrease in the First Nine Months 1999 is primarily due to the result of cash flow used in operating activities by the payment of required interest payments on the ASLP Note (as defined below). Future sources of funds are anticipated to come from the rents and a property management fee from the Arlington Square Project. The Company's primary use of operating funds is anticipated to be for operating expenses and required payments on the ASLP Note. The Company has tried without success to sell its remaining assets. It is not anticipated that the Company will be able to augment its cash flow from any outside sources, such as the issuance of additional equity or additional borrowings.

TIMBERLAKE FORECLOSURE

         TWC, through a wholly-owned subsidiary, the Nanjemoy Associates Limited Partnership ("NALP") owned 361 acres in Charles County, Maryland for future residential development (the "Timberlake Project"). NALP defaulted on its quarterly interest payments on the purchase money mortgage made to NALP ("PMM") that was secured by the Timberlake property. The principal amount of the PMM was $880,000 and it matured on January 15, 1998. The PMM was not guaranteed by TWC and the note contained a provision that the holder will rely solely on the property for repayment of the PMM. This default resulted in TWC losing 313 of the 361 acres of land owned by NALP due to foreclosure action by the note holder on February 2, 1999. As a result, the approved preliminary site plan was voided together with the various entitlements for the development of the property. It is uncertain at this time how the remaining 48 acres could be developed.

ARLINGTON SQUARE LIMITED PARTNERSHIP

         TWC, directly and through an affiliate, Arlington Square, Inc., a wholly-owned subsidiary of TWC ("ASI"), owns a 74% interest in Arlington Square Limited Partnership ("ASLP"). ASLP owns 1.75 acres of land and an office building constructed thereon (the "Arlington Square Project") located in Arlington, Virginia. During the First Nine Months 1999, approximately 96% of the Company's revenues were derived from rental income and construction income on the Arlington Square Project.

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

         On November 25, 1998, the Allied Loan was repaid with proceeds of a loan obtained by ASLP and secured by the Arlington Square Project from Metropolitan Life Insurance Company ("MetLife") in the original principal amount of $21,500,000 (the "MetLife Loan") pursuant to a promissory note or notes executed by the Company (the "ASLP Note"). At the closing of the MetLife Loan, $21,500,000 was disbursed to (i) repay the Allied Loan in the amount of $20,600,000; and (ii) to pay for costs associated with the MetLife Loan in the amount of $373,477. The MetLife Loan has a fixed interest rate of 6.8% and matures on December 1, 2010.

         Upon refinancing of the Allied Loan, Allied gave notice of demand for full payment of its participation interest in the equity value and net cash flow of the Arlington Square Project. ASLP entered into a forbearance agreement with Allied which (i) established the value for Allied's participation interest at $1,850,000; and (ii) established a payment term of 9 1/2 years with interest at 7.5% and monthly payments at $22,739. Allied's participation interest is collateralized by a deed of trust, subordinate to that of MetLife, in the Arlington Square Project and is guaranteed by all of the partners of ASLP.

LIQUIDITY

         The Company has sufficient liquidity to meet its current obligations.

PART II.  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

11. Computation of per share earnings for the nine months ended September 30, 1999 (included in Part I, Item 1).

(b) REPORTS ON FORM 8-K. The Company filed no reports on Form 8-K during the third quarter of 1999.

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  THE WASHINGTON CORPORATION


                                                  /s/William N. Demas
                                                  ------------------------------
                                                  William N. Demas
                                                  President and Treasurer
                                                  (Duly authorized officer)







DATE:  November 15, 1999