Form 10KSB
period 1999-12-31
WASHINGTON CORP
filed 2000-04-13
CIK 314625

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year                                Commission file number 1-7228
ended December 31, 1999

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

                                  -------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                 Class B Common Stock, $.01 par value per share

                                  -------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
   ----   ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The registrant's revenues for the fiscal year ended December 31, 1999 were:
$3,598,743

The Registrant has been unable to ascertain any market for the Registrant's securities, and, therefore, the Registrant believes that the best estimate of the market value of its voting stock held by non-affiliates is $0 at the present time.

As of December 31, 1999, the number of shares outstanding of each class of the registrant's classes of common stock were as follows:
                    1,640,327 shares of Class A Common Stock
                      21,476 shares of Class B Common Stock
                      45,119 shares of Class C Common Stock


EXHIBITS BEGIN ON PAGE 36              1
--------------------------------------------------------------------------------

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

(a) BUSINESS DEVELOPMENT

         The Washington Corporation (individually, "TWC" and together with its affiliates that are consolidated with it for financial reporting purposes, the "Company"), a Maryland corporation, was founded in 1979. The Company's operations consist of the ownership of real estate, both income-producing and unimproved, and office building management, primarily in the metropolitan Washington, D.C. area. The Company has been pursuing a plan to divest its four remaining non-income-producing properties, and has obtained appropriate financing and a long-term lease for its primary income-producing asset.

         RECENT DEVELOPMENTS. The following are descriptions of material developments within the past three years.

                  TIMBERLAKE

          TWC, through a wholly-owned subsidiary, the Nanjemoy Associates Limited Partnership ("NALP") owned 361 acres in Charles County, Maryland for future residential development (the "Timberlake Project"). NALP defaulted on its quarterly interest payments on the purchase money mortgage made to NALP ("PMM") that was secured by 313 of the 361 acres comprising the Timberlake property. The principal amount of the PMM was $880,000 and it matured on January 15, 1998. The PMM was not guaranteed by TWC and the note contained a provision that the holder will rely solely on the property for repayment of the PMM. This default resulted in NALP losing 313 of the 361 acres of land due to foreclosure action by the note holder on February 2, 1999. As a result, the approved preliminary site plan was voided together with the various entitlements for the development of the property. For the fiscal year ending December 31, 1998, the net book value of the property was reduced by the $880,000 principal balance on the PMM, and $177,449 of accrued interest and real estate taxes. Management has estimated the value of the remaining property to be $200,000, resulting in an additional estimated loss on asset valuation of $97,771 for the fiscal year ended December 31, 1999. The remaining 48 acres most likely will be divided into a maximum of seven lots. The number of lots that can be sold depends on the results of percolation tests and the issuance of on-site sewage discharge permits by the state of Maryland. To date, the Company has not taken any steps to obtain percolation tests or sewage discharge permits.

                  REFINANCING OF THE ARLINGTON SQUARE LOAN

         TWC, directly and through an affiliate, Arlington Square, Inc., a wholly-owned subsidiary of TWC ("ASI"), owns a 74% interest in Arlington Square Limited Partnership ("ASLP"). ASLP owns 1.07 acres of land and an office building constructed thereon (the "Arlington Square Project") located in Arlington, Virginia. The rent from the Arlington Square Project is the Company's primary source of revenue.

         In November 1997, ASLP obtained a loan, secured by the Arlington Square Project, from Allied Capital Commercial Corporation ("Allied") in the original principal amount of $24,300,000 (the "Allied

Loan"). The interest rate on the Allied Loan was 10% and the Allied Loan also included a 30% participation for Allied in the net cash flow and net sales proceeds of ASLP.

         From November 1997 to November 25, 1998, ASLP's property was encumbered by mortgage notes to Allied. The outstanding principal balance on the mortgage loans accrued interest at a blended rate of 10%, based on the LIBOR rates. The notes were cash-flow mortgages with all excess cash flow, as defined, being applied to reduce the principal balance and to fund the required escrows. One of the mortgage agreements provided for the lender to receive a participation interest of 30% in the net cash flow and a 30% equity value in the property if and when it is sold, with such provision to survive any payoff of the mortgage.

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

         On December 31, 1999, the parties to the forbearance agreement entered into a termination of the forbearance agreement, since all further payment obligations of the parties are contained in the Amended and Restated Promissory Note dated as of December 1, 1998, and the related security and guarantee agreements and amendments thereto.

                  Approximately 88% of the Company's revenues for fiscal year 1999 were derived from the Arlington Square Project.

                  AWARD OF BID AND LEASE EXECUTION

                  On June 22, 1998, the General Services Administration ("GSA"), an agency of the U.S. Government, executed the lease which contained the following terms: (i) a firm ten (10) year term beginning October 1, 1998 through September 30, 2008; and (ii) fixed annual rent of $3,137,043.12 payable at the rate of $261,420.26 per month in arrears.

         In addition, on September 16, 1998, the U.S. Fish and Wildlife Service executed a ten year lease with ASLP for exclusive use of 231 parking spaces at the Arlington Square building. The annual rent is $175,000 escalating at 5% per year.

         ELECTION OF DIRECTORS

         TWC did not hold an annual or special stockholder's meeting in 1999, and did not elect directors in 1999.

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

         OWNERSHIP OF INCOME-PRODUCING PROPERTIES

         TWC, directly and through ASI, owns a 74% interest in ASLP. ASLP owns
1.07 acres of land and an office building constructed thereon located in Arlington, Virginia. The building is leased to an agency of the U.S. Government under a ten year lease expiring in September of 2008. See "Business Development
- Award of Bid and Lease Execution." During the year ended December 31, 1999, approximately 88% of the Company's revenues was derived from income on the Arlington Square Project. In November 1998, the Arlington Square Project was refinanced, and in connection therewith, ASLP executed a promissory note and various other loan documents and TWC entered into a guaranty agreement with MetLife. See "Description of Properties - Arlington Square Project" and "Business Development - Recent Developments Refinancing of the Arlington Square Loan."

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

         REGULATORY APPROVALS

         In the past, when the Company acquired land for development, certain regulatory approvals and permits were required to either improve, develop, lease or sell the property. Additional county, state and federal permits will be required for a purchaser to develop each of the Company's four properties held for resale and the receipt of such permits and approvals may be a condition of any purchase contract.

         EMPLOYEES

         As of December 31, 1999, the Company employed four full-time persons and one part-time person. Two of the Company's employees work at the Arlington Square Project as the Chief Engineer and the Assistant Engineer.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company's operations involve ownership of income-producing properties and unimproved land. The Company currently owns four principal properties and leases its corporate headquarters.

         The following table summarizes, as of December 31, 1999, the Company's ownership interests in its four principal properties and in two properties of secondary importance. More detailed disclosure relating to the principal properties follows immediately after the table.

                   THE WASHINGTON CORPORATION AND SUBSIDIARIES
                          REAL ESTATE PROPERTIES OWNED


                                                        ENCUM-
                                                        BRANCES
                                             PERCEN-    INCLUDING                            COSTS      WRITE UP/
                                              TAGE      ACCRUED       LOAN                CAPITALIZED   (DOWN) TO           NET
                                              OWNER-    INTEREST     MATURITY             SUBSEQUENT TO     FAIR            BOOK
NAME                   DESCRIPTION             SHIP    AND TAXES      DATE       LAND      PURCHASE      VALUE            VALUE
------------------------------------------------------------------------------------------------------------------------------------
Arlington      46,481 sq. ft. of land with
Square
  Project      a building of approximately
               135,000 sq. ft. in
               Arlington County, Va.             74%   $21,105,417   12/10            0   12,352,799     2,307,794   $17,193,631 (3)
                                                       $ 1,672,613   06/08

Timberlake     48 acres of land zoned
               for residential development
               located in Charles
               County, Md.  (1)                 100%       -                    297,771       -            (97,771)  $   200,000 (4)

Ft. Washington 7.3 acres of land with a
               222-room hotel located in
               Ft. Washington, Pa.  (2)         100%       -                    400,000       -              -       $   400,000

River Oaks     16.6 acres of land zoned
               for commercial development
               located in Prince William
               County, Va.                      100%       -                  1,821,670      520,220    (2,141,890)  $   200,000

Winchester     23.21 acres of land zoned
               for multi-family garden
               apartments located in
               Memphis, Tn.                     100%       -                    100,000       -            (95,000)        5,000

Port-O-        7 townhouse lots totaling
Dumfries       approximately 19,436 sq. ft.
               located in Dumfries, Va.         100%       -                     14,829       -            (11,829)        3,000



(1)   This property is owned by an wholly owned subsidiary of TWC.
(2) The lease on this property is subordinated to a first mortgage secured by the land and the leasehold which consists of a 222-room Holiday Inn. The Company has no payment obligation on the loan which had a balance of $0 as of December 31, 1999.
(3) This amount reflects depreciation, deferred loan closing costs, and deferred rental concessions.
(4) The value of the Timberlake property was written down an additional $1,057,449 in 1999, the amount of principal and interest outstanding on a loan secured by an additional 3.3 of the original 361 acres of the property, to reflect the foreclosure by the lender on such 313 acres. Also in 1998, the value of the property was written down $547,122 to reflect the lower property value.

PROPERTIES

         ARLINGTON SQUARE PROJECT

         TWC, directly and through a wholly-owned affiliate, owns a 74% interest in ASLP. ASLP owns 1.07 acres of land and an office building containing 135,000 gross square feet constructed thereon located in Arlington, Virginia. The building is 100% leased to an agency of the U.S. Government under a ten year lease expiring in September of 2008. The terms of the lease require the tenant to pay base rent plus its proportionate share of certain operating expense increases. During 1999 and 1998, the Company realized rental income from such lease and the previous lease amounting to approximately $3,330,000 and $3,181,000, respectively, per year, or approximately $24.67 and $23.39, respectively, per rentable square foot based on a BOMA standard. During 1999 and 1998, approximately 88% and 96%, respectively, of the Company's revenues was derived from the Arlington Square Project.

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

                  FORBEARANCE TERMINATION

         On December 31, 1999, the parties to the forbearance agreement entered into a termination of the forbearance agreement, since all further payment obligations of the parties are contained in the Amended and Restated Promissory Note dated as of December 1, 1998, and the related security and guarantee agreements and amendments thereto.

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

                  ESCROW AND RESERVE ACCOUNTS

         The MetLife Loan requires that ASLP fund $20,155 monthly into an escrow account held by MetLife for the purpose of paying the semi-annual payments of real estate taxes. ASLP is also required to deposit $12,500 per month into a Leasing Escrow account held by MetLife for the purpose of accumulating the funds that may be required to pay for any improvement required under the terms of a new ten year lease with the U.S. Government.

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

         In a Guaranty Agreement dated November 25, 1998, TWC has guaranteed to MetLife the payment and performance of certain obligations of ASLP under the Note and the other documentation related to the MetLife Loan. In a separate Unsecured Indemnity Agreement, dated November 25, 1998, TWC has indemnified MetLife against any Environmental Claims, as defined in the Unsecured Indemnity Agreement, which directly or indirectly relate to the Arlington Square Property. Finally, TWC has entered into a Subordination of Management Agreement dated November 25, 1998, whereby TWC subordinates all of its rights under the Management Agreement between TWC and ASLP to any obligations of ASLP to MetLife.

                  GENERAL INFORMATION

         For federal income tax purposes at December 31, 1999, the basis of the Arlington Square Project, including the land, building, tenant improvements on the project and equipment (including asset adjustments under Section 754 of the Internal Revenue Code of 1986, as amended) are stated as follows:


                  Land                             $  2,791,072
                  Building                           19,389,512
                  Tenant improvements                 1,587,548
                  Equipment                              29,126
                                                   ------------
                                                     23,797,258

                  Less accumulated depreciation      (7,077,615)
                  Total                            $ 16,719,643


Depreciation is determined using the straight-line method over the estimated useful lives of the assets. Building and tenant improvements are depreciated over 31.5 and 39 years respectively, and equipment is depreciated over seven years. The realty tax rate on the project is .986%, and in 1999 ASLP paid an aggregate of $212,386 in realty taxes.

         FORT WASHINGTON

         TWC owns a fee simple interest in a parcel of land on which a 222-room hotel is built. The property is located in Ft. Washington, Pennsylvania. Pursuant to a certain Lease Agreement dated March 24, 1974, TWC, as landlord, is paid an annual minimum rent of $66,000, plus one percent of gross room sales, but not less than $1,000 a month. The lease provides that upon termination of the lease on March 29, 2024, the property together with all improvements thereon shall accrue to the landlord free and clear of all liens. The Company believes that the Fort Washington property is adequate for its present use. During 1999 and 1998, the Company recorded revenues of $112,807 and $111,285 respectively, under the lease agreement.

         TIMBERLAKE

         TWC, through wholly-owned subsidiaries, owns 48 acres for future residential development in Charles County, Maryland. The Company has no plans for the future development of the Timberlake property, as its preliminary site plan was voided by the foreclosure by the note holder on 313 additional acres. The Company believes that the remaining 48 acres can be divided into a maximum of seven lots, depending on the results of percolation tests and the issuance of on-site sewage discharge permits by the State of Maryland. The Company has not taken any steps to obtain such tests or permits or to otherwise prepare to divide the property into lots. See "Business Development - Recent Developments - Timberlake."

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

         Competition for tenants to lease land and office space is also very strong, however, the Company's two principal income producing properties, the Arlington Square Project and the Fort Washington property, as of December 31, 1999, are fully under lease to tenants until 2008 and 2024, respectively.

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

         Management's objective for the foreseeable future is to retain the income-producing properties and to prepare for sale all non-income-producing real estate assets. In the foreseeable future, the Company contemplates no new investments in real estate, interests in real estate, real estate mortgages or securities of, or interests in, entities primarily engaged in real estate activities. In addition, during such period, the Company does not intend to acquire other assets, either primarily for possible capital gain or primarily for income.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Under TWC's Amended and Restated Charter, filed July 30, 1992 with the Maryland Department of Assessments and Taxation ("TWC's Charter"), TWC has three classes of common stock: Class A Common Stock, Class B Common Stock, and Class C Common Stock (Class A, B and C Common Stock collectively referred to herein as the "New Common Stock"). At the present time, there is no established public trading market for any class of the New Common Stock. As of December 31, 1999, there were 123 record holders of the Class A Common Stock, 418 record holders of the Class B Common Stock, and 16 record holders of the Class C Common Stock.

         TWC has been unable to ascertain any market for TWC's common stock during 1999 or 1998. Consequently, TWC does not have any information concerning high and low bids on any class of its common stock during 1999 or 1998.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

MATERIAL CHANGES IN FINANCIAL CONDITION

         During the year ended December 31, 1999, the Company's total assets were reduced by $1,664,000 from $21,118,000 to $19,454,000. Such decrease was primarily the result of depreciation of operating property and equipment and an increase in the valuation allowance of $1,155,000 on Timberlake, offset, in part, by increases in cash and cash equivalents and escrow deposits.

                  Real estate and development property decreased by $1,155,000 from $1,563,000 at December 31, 1998 to $408,000 at December 31,1999. This
decrease was primarily the result of an increase in the valuation allowance of $1,155,000 on the Timberlake property.

         Operating property and equipment decreased by $772,000 from $17,966,000 at December 31, 1998 to $17,194,000 at December 31, 1999. Such decrease was primarily the result of depreciation and the amortization of deferred rent concessions on the Arlington Square Project, offset, in part, by the capitalization of repair costs on the Arlington Square Project.

         Cash and cash equivalents decreased by $89,000 from $829,000 at December 31, 1998 to $740,000 at December 31, 1999. Such decrease was primarily the result of escrow deposits made on the Arlington Square Project.

         Escrow deposits increased by $190,000 from $58,000 at December 31, 1998 to $248,000 at December 31, 1999. Such increase was primarily the result of periodic deposits made to the reserves on the Arlington Square Project.

         Other assets increased by $162,000 from $302,000 at December 31, 1998 to $464,000 at December 31, 1999. This increase was the result of an increase in rent receivable on the Arlington Square Project and build out fees earned by Arlington Square, Inc.

         During the year ended December 31, 1999, the Company's total liabilities decreased by $1,479,000 from $24,726,000 at December 31, 1998 to $23,247,000 at December 31, 1999. Such decrease was primarily the result of the default of the purchase money mortgage on the Timberlake Project and the subsequent foreclosure.

         Notes payable - Arlington Square Project decreased by $451,000 from $23,350,000 at December 31, 1998 to $22,899,000 at December 31, 1999. Such
decrease was the result of principal payments on the two mortgages.

         Other notes and loans payable decreased by $892,000, from $892,000 to $0, as a result of the default of the purchase money mortgage on the Timberlake Project and the subsequent foreclosure. (See "Business Development - Recent Developments - Timberlake").

         Accrued interest payable decreased by $180,000 from $311,000 at December 31, 1998 to $131,000 at December 31, 1999. This decrease was the result of the default of the purchase money mortgage on the Timberlake Project. (See "Business Development - Recent Developments - Timberlake").

         Accounts payable and other liabilities increased by $45,000 from $173,000 at December 31, 1998 to $218,000 at December 31, 1999. Such increase was primarily the result of an increase in accrued expenses.

RESULTS OF OPERATIONS

         Revenues increased by $271,000 from $3,328,000 for the year ended December 31, 1998 to $3,599,000 for the year ended December 31, 1999. Such increase was primarily the result of an increase in operating property income and other income.

         Operating property rental income increased by $67,000 from $3,181,000 for the year ended December 31, 1998 to $3,248,000 for the year ended December 31, 1999. This increase was the result of increased income received from the Arlington Square Project, which is the Company's primary source of rental income.

         Other income increased by $212,000 from $23,000 for the year ended December 31, 1998 to $235,000 for the year ended December 31, 1999. This increase was attributable to build out fees earned by Arlington Square, Inc. related to the build-out of the Arlington Square Project.

         Total expenses decreased by $1,145,000 from $4,119,000 for the year ended December 31, 1998 to $2,974,000 for the year ended December 31, 1999. This decrease is primarily due to a decrease in interest expense, a decrease in provision for estimated losses on asset valuation adjustments, and a decrease in general and administrative expenses, offset, by an increase in operating property expenses and other expenses.

         During 1998, the Company recorded a provision for estimated losses on asset dispositions in the amount of $547,000. For 1999, the Company increased the provision by an additional $98,000. This provision was due to the reduction in net realizable value of certain real estate and development properties of the Company.

         Interest expense decreased by $697,000 from $2,256,000 for the year ended December 31, 1998 to $1,559,000 for the year ended December 31, 1999. This decrease was the result of a refinancing of the mortgage on the Arlington Square Project in 1998, and the resulting one-time recognition of the additional interest liability to the previous mortgage lender.

         Operating property expenses increased by $63,000 from $807,000 for the year ended December 31, 1998 to $870,000 for the year ended December 31, 1999. This increase is due to an increase in operating expenses relating to the Arlington Square Project.

         General and administrative expenses decreased by $22,000 from $470,000 for the year ended December 31, 1998 to $448,000 for the year ended December 31, 1999. This decrease is due to a decrease in administrative expenses relating to the Arlington Square Project.

         Other expenses decreased by $39,000 from $39,000 for the year ended December 31, 1998 to $0 for the year ended December 31, 1999. This decrease was primarily the result of a decrease in consulting fees.

         Net income (loss) before depreciation and amortization increased by $1,415,000 to income of $624,000 for the year ended December 31, 1999 from a loss of $791,000 for the year ended December 31, 1998. Such increase was a result of a decrease in total expenses as described above, including an increase in revenues.

         Depreciation and amortization decreased by $604,000 from $1,413,000 for the year ended December 31, 1998 to $809,000 for the year ended December 31, 1999. This decrease was the result of a one-time amortization for the un-amortized portion of the loan closing costs from the previous mortgage lender on the Arlington Square Project in 1998.

         Net loss before extraordinary loss decreased by $2,019,000 from a net loss of $2,204,000 for the year ended December 31, 1998 to a net loss of $185,000 for the year ended December 31, 1999. This decrease was the result of the changes in the items described above.

         Extraordinary loss decreased by $1,750,000 from $1,750,000 for the year ended December 31, 1998 to $0 in 1999. The extraordinary loss in 1998 was the result of a one-time charge incurred on the Arlington Square project as a result of interim financing. The lender required a participation interest in the Arlington Square project as a condition of entering into the mortgage agreement. When the mortgage was refinanced in 1998, the participation interest was valued at $1,750.000.

LIQUIDITY AND CAPITAL RESOURCES:  OUTLOOK

         The Company's primary sources of funds for 1999 came from rental income and property management fees. As of December 31, 1999, the Company had cash and cash equivalents and escrow deposits totaling approximately $988,000 of which $248,000 was escrow deposits. The Company expects its primary source of funds for 2000 to again be rents received on the Arlington Square Project.

         During 1999, cash and cash equivalents decreased by $88,000 as compared to an increase of $606,000 for 1998. The increase in 1998 was primarily due to decreased interest payments on the Timberlake Notes, a reduction in real estate taxes and a reduction in general and administrative expenses, offset, in part, by an increase in operating property expenses. Additionally, it is attributable to the refinancing of debt that provided cash.

         Future sources of funds are anticipated to come from the rents and property management fees. The Company has tried without success to sell its remaining assets.

         TWC's agreement to manage the Arlington Square Project provides for management fees approximating $168,000 annually. See "Description of Properties
- Arlington Square Project". The continued ownership of the Arlington Square Project is necessary to provide the Company with sufficient cash for operations.

         The Company's primary use of operating funds is anticipated to be for corporate overhead expenses and principal and interest payments on the ASLP Notes.

         On October 25, 1996 at TWC's annual stockholders meeting, William N. Demas, formerly a Class B and Class C Director was elected as a Class A Director and Jose Ma. C. Castro was elected as a Class B and Class C Director to fill the position held by Mr. Demas. Jonathan C. Kinney was also re-elected as a Class B and Class C Director. These three directors continue to serve.

         The Company does not have a plan to address its liquidity problems other than to continue to try to sell assets held for investment and to continue to manage and collect rents from the Arlington Square Project. If these attempts are not successful, or, if the Arlington Square Project were to suffer a significant setback, the Company may be forced to sell its remaining properties for significantly less than recorded values and/or seek protection from its creditors under the Bankruptcy Code.

ITEM 7.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                 Pages
                                                                                 -----

         Independent Auditor's Report                                              17

         Consolidated Balance Sheets at December 31, 1999 and 1998                 18

         Consolidated Statements of Operations for the years ended
           December 31, 1999 and December 31, 1998                                 19

         Consolidated Statements of Stockholders' (Deficiency) Equity              20

         Consolidated Statements of Cash Flows                                     21

         Notes to Consolidated Financial Statements                               22-29


                                                        700 KING FARM BOULEVARD
                                                      ROCKVILLE, MARYLAND 20850
[ARONSON FETRIDGE & WEIGLE LOGO]                             PHONE 301.231.6200
                                                               FAX 301.231.7630
                                                                 WWW.AFWCPA.COM


                             INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
THE WASHINGTON CORPORATION
Bethesda, Maryland

We have audited the accompanying Consolidated Balance Sheets of THE WASHINGTON CORPORATION and Subsidiaries (the "Company") as of December 31, 1999 and
1998, and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the years ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The WASHINGTON CORPORATION and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has incurred continuing losses from operations and has been unable to dispose of certain of its real estate assets. As a result, the Company may not be able to continue to meet its obligations as they come due. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 13. The eventual outcome of these matters are not presently determinable and the consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

            /s/ Aronson, Fetridge & Weigle

Rockville, Maryland
March 8, 2000


CERTIFIED PUBLIC ACCOUNTANTS
AND MANAGEMENT CONSULTANTS                                           [MRI LOGO]
-------------------------------------------------------------------------------

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31, 1999 AND 1998


                                                                      1999                1998
                                                                   ------------       ------------
ASSETS

  Real estate and development property (Notes 1,2, and 6)          $    408,000       $  1,563,220
  Operating property and equipment, net (Notes 1,2, 5 and 6)         17,193,631         17,965,953
  Cash and cash equivalents (Note 1)                                    740,401            828,893
  Escrow deposits (Note 5)                                              247,964             57,655
  Land purchase leaseback (Note 3)                                      400,000            400,000
  Other assets (Note 4)                                                 463,927            301,884
                                                                   ------------       ------------
Total Assets                                                       $ 19,453,923       $ 21,117,605
                                                                   ============       ============

LIABILITIES

 Note payable - Arlington Square Project (Note 5)                  $ 22,898,870       $ 23,350,000
 Other notes and loans payable (Note 6)                                       0            891,698
 Accrued interest payable                                               130,758            310,985
 Accounts payable and other liabilities                                 217,707            173,298
                                                                   ------------       ------------
Total Liabilities                                                    23,247,335         24,725,981
                                                                   ------------       ------------

COMMITMENTS AND CONTINGENCIES (Notes 2,3,5,10,11 and 12)



STOCKHOLDERS' (DEFICIT) EQUITY

  Common stock, $.01 par value; shares issued (Notes 1 and 9)
     Class  A  - 1,640,327 shares                                        16,403             16,403
     Class B - 21,476 shares                                                215                215
     Class C - 45,119 shares                                                451                451
     Additional paid-in capital                                       2,804,821          2,804,821
     Accumulated deficit                                             (6,615,301)        (6,430,266)
                                                                   ------------       ------------
     Total Stockholders' (Deficit) Equity                            (3,793,411)        (3,608,376)

     Total Liabilities and Stockholders' (Deficit) Equity          $ 19,453,924       $ 21,117,605
                                                                   ============       ============




The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                             1999             1998
                                                                          -----------       -----------
REVENUES

  Operating property rental income (Note 2)                               $ 3,247,726       $ 3,181,202
  Rent from land purchase leaseback (Note 3)                                  112,807           111,285
  Other income                                                                235,491            23,051
  Interest income                                                               2,719            12,350

        Total revenues                                                      3,598,743         3,327,888
                                                                          -----------       -----------

EXPENSES

  Provision for estimated losses on asset value adjustments (Note 2)           97,771           547,122
  Interest expense (Notes 5 and 6)                                          1,558,577         2,255,559
  Operating property expenses                                                 870,484           806,651
  General and administrative expenses                                         447,490           470,269
  Other expenses                                                               39,000

                                                                          -----------       -----------
       Total expenses                                                       2,974,322         4,118,601
                                                                          -----------       -----------

NET (LOSS) INCOME BEFORE DEPRECIATION AND AMORTIZATION
    AND EXTRAORDINARY LOSS                                                    624,421          (790,713)

DEPRECIATION AND AMORTIZATION (NOTE 1)                                        809,456         1,413,746

                                                                          -----------       -----------
NET LOSS BEFORE EXTRAORDINARY LOSS                                           (185,035)       (2,204,459)

EXTRAORDINARY LOSS (NOTE 12)                                                        0        (1,750,000)

                                                                          -----------       -----------
NET LOSS                                                                     (185,035)       (3,954,459)
                                                                          ===========       ===========

LOSS PER COMMON SHARE:

  Net loss before extraordinary loss                                      ($     0.11)      ($     1.34)
                                                                          ===========       ===========

  Net loss from extraordinary items                                       $      0.00       ($     1.07)
                                                                          ===========       ===========

  Net loss                                                                ($     0.11)      ($     2.41)
                                                                          ===========       ===========

Weighted average common shares outstanding                                  1,640,327         1,640,327
                                                                          ===========       ===========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS'  EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                  ADDITIONAL
                                  COMMON            PAID-IN         ACCUMULATED
                                   STOCK            CAPITAL            DEFICIT          TOTAL
                                -----------       -----------       -----------       -----------
BALANCE, JANUARY 1, 1998        $    17,069       $ 2,804,821       ($2,475,807)      $   346,083

NET LOSS                                  0                 0        (3,954,459)      ($3,954,459)
                                -----------       -----------       -----------       -----------

BALANCE, DECEMBER 31, 1998           17,069         2,804,821        (6,430,266)      ($3,608,376)

NET LOSS                                                               (185,035)      ($  185,035)
                                -----------       -----------       -----------       -----------

BALANCE, DECEMBER 31, 1999      $    17,069       $ 2,804,821       ($6,615,301)      ($3,793,411)
                                ===========       ===========       ===========       ===========




The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                     1999            1998
                                                                                  ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                           ($185,035)    ($3,954,459)
Adjustments to reconcile net loss to net cash provided
by operating activities:
  Provision for estimated losses on asset value adjustments                           97,771         547,122
  Depreciation and amortization                                                      743,856       1,414,924
  Amortization of deferred rent concessions                                           65,600         159,557
  Amortization of debt discount on participation liability                                 0         100,000
  Extraordinary loss from equity participation                                             0       1,750,000
  Increase in deferred rental concession                                                   0        (656,000)
(Increase)  Decrease in other assets                                                (162,043)         53,110
(Decrease)increase in accrued interest payable                                        (2,778)         51,693
 Increase in accounts payable and other liabilities                                   44,409         108,220
                                                                                  ----------      ----------
      Net cash provided (used) by operating activities                               601,780        (425,833)
                                                                                  ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                                             (37,134)              0
Withdrawals from restricted escrows                                                  201,550         958,710
Deposits to restricted escrows                                                      (391,860)       (447,017)
                                                                                  ----------      ----------
        Net cash provided (used) in investing activities                            (227,444)        511,693
                                                                                  ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Curtailments of mortgage loan                                                     (451,130)    (20,600,000)
  Proceeds from mortgage loan                                                              0      21,500,000
  Curtailments on notes payable                                                      (11,698)         (6,311)
  Payment of loan fees and settlement costs                                                0        (373,477)
          Net cash used in financing activities                                     (462,828)        520,212
                                                                                  ----------      ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                             (88,492)         606,072

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       828,893         222,821
                                                                                  ----------      ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $740,401        $828,893
                                                                                  ==========      ==========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid during the year                                                   $1,561,355      $2,103,866
                                                                                  ==========      ==========

  Noncash transactions
    During 1998, the Company satisfied an obligation to the mortgage holder for a 30% participation interest in its real property by establishing the value of that interest at $1,850,000 and agreeing to pay that obligation on an installment basis over 9.5 years (Note 5).

   During 1999, the Company defaulted on a purchase money mortgage secured by real estate. The default resulted in a foreclosure of 313 acres of land recorded on the financial statement at $1,057,449, that was used to satisfy a $880,000 note payable secured by the property and $177,449 of accrued interest.



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

OPERATING PROPERTY AND EQUIPMENT - ARLINGTON SQUARE PROJECT

         At December 31, 1999 and 1998, operating property and equipment is stated at the net "fresh start" value of $23,000,000, less related accumulated depreciation and amortization of related intangibles. For "fresh start" reporting purposes, the Arlington Square Project was revalued to an amount equal to the original amount of the non-recourse debt secured by the property. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Buildings and related improvements are depreciated over 31.5 and 39 years, respectively. Tenant improvements are amortized using the straight-line method over the lesser of the term of the life of the respective lease or the useful life of the improvements. Deferred rental concessions are amortized over the term of the lease.

         At December 31, 1999 and 1998, operating property and equipment consisted of:


                                           1999                1998
                                        ------------       ------------
Land, building and equipment            $ 23,250,980       $ 23,363,353
Tenant improvements                        1,603,452          1,587,548
Deferred rental concessions, net             574,000            639,600
Deferred loan closing costs, net             278,668            310,516
                                        ------------       ------------
                                          25,707,100         25,901,017
Less depreciation and amortization        (8,513,469)        (7,935,064)
                                        ------------       ------------
                                        $ 17,193,631       $ 17,965,953
                                        ============       ============


CASH AND CASH EQUIVALENTS

         For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company periodically has cash balances which may exceed federally insured limits. The Company does not believe that this results in any significant credit risk.

ESCROW DEPOSITS

          At December 31, 1999 and 1998, deposited funds of $247,964 and $57,655, primarily for the Arlington Square Project as required by the lender, were restricted for replacement reserve, and tax and insurance escrows.

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

ASSET IMPAIRMENT

         It is the Company' policy to review long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

NOTE 2
REAL ESTATE AND DEVELOPMENT PROPERTY

         Residential development efforts in the past included the acquisition of raw land for the development of planned sites or finished building lots for sale to homebuilders. The Company, through a wholly-owned subsidiary, owned 363 acres known as Timberlake in Charles County, Maryland at December 31, 1998. During 1998, management assessed the property's net realizable value and recorded a $547,122 adjustment to income to lower the property value. In February, 1999, 313 acres of this project was foreclosed upon by the lender. Upon foreclosure, the recorded value of the property was reduced by $1,057,449 which represented the outstanding principal balance of $880,000 plus accrued interest of $177,449. Management has estimated the net realizable value of the property's remaining 48 acres to be $200,000, resulting in an estimated loss on asset valuation of $97,771 for the year ended December 31, 1999.

         The Company also owns 16.6 acres, known as River Oaks, that was intended to be a retail development site in Prince William County, Virginia. Pursuant to its Chapter 11 reorganization plan, the lender has released its debt and security interest on the property in exchange for the Company's release of the lender's development obligations. The property had been revalued in "fresh start" accounting to $200,000.

         In addition, the Company owns 23.21 acres in Memphis, Tennessee zoned for multi-family garden apartments and seven townhome lots in Dumfries, Virginia. These properties are recorded on the balance sheet at an aggregate value of $8,000.

NOTE 3
LAND LEASE

         The Company owns a fee simple interest in land underlying a hotel located in Ft. Washington, Pennsylvania. The property had an original cost and current value of $400,000. The minimum annual rent under the lease, which expires in 2024, is $66,000 plus one percent of gross room sales of the property, but not less than $1,000 a month. As of December 31, 1999, the minimum lease payments due pursuant to this lease through expiration are as follows:


                  2000                                              78,000
                  2001                                              78,000
                  2002                                              78,000
                  2003                                              78,000
                  2004                                              78,000
                  Thereafter                                     1,579,500
                                                                ----------
                                                                $1,969,500


NOTE 4
OTHER ASSETS

         Other assets includes rent receivable from the tenant in the Arlington Square Project in the amounts of $285,901 and $257,473 at December 31, 1999 and December 31, 1998, respectively.

NOTE 5
INSTALLMENT OBLIGATIONS - ARLINGTON SQUARE PROJECT

         From November 1997 to November 25, 1998, ASLP's property was encumbered by two mortgage notes to Allied in the amount of $24,300,000. The outstanding principal balance on the mortgage loans accrued interest at a blended rate of 10%, based on the LIBOR. The notes were cash-flow mortgages with all excess cash flow, as defined, being applied to reduce the principal balance and to fund the required escrows. One of the mortgage agreements provided for the lender to receive a participation interest of 30% in the net cash flow and a 30% equity value in the property if and when it is sold, with such provision to survive any payoff of the mortgage.

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

         At December 31, 1999, the scheduled future maturities of the obligations is as follows:


               Year Ending
               December 31                                        Amount
               -----------                                        ------
                  2000                                        $   483,819
                  2001                                            518,882
                  2002                                            556,491
                  2003                                            596,833
                  2004                                            640,106
                  Thereafter                                   20,102,739
                                                              -----------
                                                              $22,898,870

         On December 31, 1999, the parties to the forbearance agreement entered into a termination of the forbearance agreement, since all further payment obligations of the parties are contained in the Amended and Restated Promissory
Note dated as of December 1, 1998.

NOTE 6
OTHER NOTES AND LOANS PAYABLE

         Other notes and loans payable at December 31, 1999 and 1998 consisted of the following:


                                                                                         1999              1998
                                                                                     ------------       ----------
                  Notes payable collateralized by real estate bearing interest at 10%, payable interest only until final
                  maturity in January,  1998.  The real estate  securing  this note was foreclosed upon in February 1999 in satisfaction of
                  this note payable.                                                     ----           $  880,000

                  Note payable with bank, secured by automobile, bearing interest at 8.25%, payable in monthly principal and interest payments
                  of $630, due August 7, 2000. Paid in full in 1999.                     ----               11,698
                                                                                     ------------       ----------

                                      Total                                              ----           $  891,698
                                                                                     ============       ==========


NOTE 7
INCOME TAXES

         As of December 31, 1999, the Company had tax net operating loss carryforwards of approximately $18,226,000. The deferred tax asset associated with these net operating loss carryforwards of approximately $7,290,000 is offset by the valuation allowance applied to the deferred tax asset. The net operating losses for income tax reporting purposes will expire as follows:


                  2004 -     $1,309,000         2007 -   $9,405,000
                  2005 -      5,652,000         2008 -    1,429,000
                  2006 -        155,000         2018 -       91,000
                                                2019 -      185,000


NOTE 8
RELATED PARTY TRANSACTIONS

         During 1999 and 1998, the Company engaged a law firm in which one current director of the Company serves as partner in the firm. During 1999 and 1998, the Company paid $9,636 and $16,033, respectively, in fees to this law firm. During 1999, the Company paid $20,023 of consulting fees for construction services to an entity affiliated with another current director.

NOTE 9
COMMON STOCK AND DISTRIBUTIONS

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

         As of December 31, 1999, the number of common shares outstanding is as follows:


                                Class A    1,640,327
                                Class B       21,476
                                Class C       45,119

NOTE 10
LESSOR ARRANGEMENTS

         The Company, through its 74% interest in ASLP, owns a building which is 100% leased to an agency of the U.S. Government under a ten year lease expiring in September, 2008. During the years ended December 31, 1999 and 1998, the
Company realized income from this lease of approximately $3,248,000 and $3,181,000, respectively, or 88% and 96% of total revenues, respectively. The terms of the lease require the tenant to pay base rent plus its proportionate share of increases in certain operating expenses.

         The minimum lease payments due pursuant to this lease at December 31, 1999 are as follows:


                                    2000                   $ 3,181,202
                                    2001                     3,181,202
                                    2002                     3,181,202
                                    2003                     3,181,202
                                    2004                     3,137,043
                                    Thereafter              12,548,172
                                                           -----------
                                            Total          $28,410,023
                                                           ===========

NOTE 11
OFFICE LEASE

         In January 1999, the Company executed an operating lease as lessee, for its office space which expires January 31, 2004. The rent increases annually by 3%. The future annual rents under this lease are:


                                    2000                         23,575
                                    2001                         24,281
                                    2002                         25,006
                                    2003                         25,750
                                    2004                          2,151
                                                               --------
                                    Total                      $100,763
                                                               ========


         Rental expense under the Company's office lease agreements was $20,645 and $15,828 for 1999 and 1998, respectively.


NOTE 12
EXTRAORDINARY LOSS

         In accordance with Statement of Position 97-1, "Accounting by participating Mortgage Loan Borrowers" issued by the American Institute if Certified Public Accountants, during 1998, the Partnership established a participation liability and a debt-discount for the fair value of the participation interest with its lender (Note 5).

         In 1998, the participation interest in the equity value was converted to a note and a forbearance agreement was executed dated December 1, 1998 (Note
5). As such, the unamortized portion of the debt-discount, net of the gain on the conversion of the participation liability, has been recorded as an extraordinary loss of $1,750,000.

NOTE 13
GOING CONCERN

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

NOTE 14
NET INCOME PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic net loss per share computations for 1999 and 1998:


                                                        1999
                                    ----------------------------------------------
                                        Loss            Shares           Per Share
                                    (Numerator)      (Denominator)        Amount
                                    -----------      -------------        ------
Basic net loss per share
  Net loss                          $   (185,035)      1,706,922         $    (.11)
                                    ============       =========         =========



                                                        1999
                                    ----------------------------------------------
                                        Loss            Shares           Per Share
                                    (Numerator)      (Denominator)        Amount
                                    -----------      -------------        ------
Net loss before extraordinary loss   $ (2,204,459)

Basic net loss per share
Net loss before extraordinary loss     (2,204,459)       1,706,922             (1.34)

Extraordinary loss                     (1,750,000)       1,706,922             (1.07)
                                     ------------        ---------       -----------

Net loss                             $ (3,954,459)       1,706,922       $     (2.41)
                                     ============        =========       ===========


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

         TWC's Bylaws require no less than two (2) directors, at least one of which is a Class A Director, shall constitute a quorum for a Board of Directors meeting and the vote of a majority of the Class A Directors participating at such meeting is necessary for the Board to act. The Board of Directors is composed of one (1) Class A Director and two (2) Class B Directors. On October 25, 1996, William N. Demas, formerly a Class B and Class C Director was elected as a Class A Director and Jose Ma. C. Castro was elected as a Class B and Class C Director to fill the position held by Mr. Demas. Jonathan C. Kinney continues to serve as a Class B and C Director. All three directors are elected to serve until the next annual meeting of shareholders or the next special meeting of shareholders called for the election of directors, and until their successors have been elected and qualified. TWC did not hold an annual or special meeting of shareholders in 1999. See "Description of Business - Business Development - Recent Developments."

         TWC's executive officers and directors are:


         NAME                         AGE                       POSITION
         ----                         ---                       --------
         William N. Demas              63             Chairman of the Board of Directors,
                                                      Chief Executive Officer and President

         Jonathan C. Kinney            54             Director

         Jose Ma. C. Castro            44             Director

         Geraldine Piatt               64             Secretary


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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that directors and officers of a registrant and persons owning more than ten percent of such registrant's equity securities registered under Section 12 of the Securities Exchange Act file reports of ownership and changes in ownership ("Section 16 Filings") with the Securities and Exchange Commission (the "SEC"). The SEC requires that copies of all such
Section 16 Filings be furnished by the filers to the registrant. TWC has not received any Section 16 Filings during Fiscal 1999.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the annual compensation earned by the President and Chief Executive Officer of TWC (the "Named Executive Officer") for services rendered to TWC in all capacities for the fiscal years ended December 31, 1999 ("Fiscal 1999"), December 31, 1998 ("Fiscal 1998") and December 31, 1997 ("Fiscal 1997"):

                           SUMMARY COMPENSATION TABLE


                                                      ANNUAL COMPENSATION
                                      -----------------------------------------------------
                                                                            OTHER                 ALL
                                                                            ANNUAL               OTHER
NAME AND PRINCIPAL POSITION           YEAR      SALARY       BONUS       COMPENSATION        COMPENSATION
---------------------------           ----      ------       -----       ------------        ------------
William N. Demas, Chief
 Executive Officer                    1999       74,000        -               -               24,852 (1)
 and President
                                      1998       72,843        -               -               24,852 (1)

                                      1997       38,111        -               -               24,852 (1)


(1) Since August 1993, TWC has paid the premiums on a life insurance policy for Mr. Demas ("the Demas Policy"). The amounts shown represent TWC's total annual payments therefor in Fiscal 1999 and Fiscal 1998. In both years, TWC reduced Mr. Demas's base salary by the amount equal to the costs of the Demas Policy.

         TWC has not granted stock options, restricted stock awards, or share appreciation rights during Fiscal 1999, Fiscal 1998, and Fiscal 1997. Since its reorganization in 1992, TWC has not had a long-term incentive plan or pension plan. However, in 1992, TWC established a noncontributory Salary Reduction SEP on behalf of its employees (including Mr. Demas), pursuant to which employees, at their election, may defer a percentage of their annual salaries.

EMPLOYMENT AGREEMENT WITH WILLIAM N. DEMAS

         On July 30, 1992, William N. Demas entered into an agreement with TWC providing for his employment as President and Chief Executive Officer of TWC (the "Employment Agreement"). The Employment Agreement expired on July 30, 1995.

         Since the expiration of the Employment Agreement on July 30, 1995, Mr. Demas has been acting as the President and Chief Executive Officer of TWC without a written employment agreement. Mr. Demas has been serving in such positions for a base salary of approximately $63,000 per year and performs such services on a part-time basis, not to exceed 25 hours per week. In addition, Mr. Demas receives as benefits health insurance and reimbursement of expenses incurred on behalf of TWC.

         In addition, since August 1993, in lieu of paying Mr. Demas' full salary, TWC has paid the monthly premiums on a life insurance policy for Mr. Demas.

COMPENSATION OF DIRECTORS

         In accordance with TWC's Bylaws, directors may be reimbursed for any reasonable expenses incurred in connection with their service on the Board of Directors. There are no other arrangements pursuant to which directors of TWC are compensated for services as director. Messrs. Demas, Kinney and Castro did not seek or receive any reimbursement for their expenses in Fiscal 1999.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

         The following table shows with respect to each person or entity known by TWC to be the beneficial owner of more than 5% of any class of TWC's voting securities as of December 31, 1999, (i) the number of shares so owned, and (ii) the percentage of all shares represented by such ownership (based upon the number of shares outstanding in the class) as of December 31, 1999.


                                                                                                     SHARES BENEFICIALLY OWNED
CLASS OF                                                                                           ----------------------------
 STOCK                                                                                             # OF SHARES    % OF CLASS(1)
 -----                                                                                             -----------    -------------
Class A                        Kevin E. Foley,                                                        410,618         24.7
Common Stock                   Deputy Superintendent of Insurance of the State of New
                               York, as Agent of the Rehabilitator of Executive Life Insurance
                               of New York(2)

Class A                        AIF II, L.P.(3)                                                        325,242         19.6
Common Stock

Class A                        Lion Advisors, L.P.(3)                                                 325,242         19.6
Common Stock

Class C                        The Antonelli Creditors Liquidating Trust                               18,206         40.1
Common Stock

Class C                        Andrea Kinney Greene
Common Stock                                                                                            4,116          9.1

Class C                        David B. Kinney                                                          5,326         11.7
Common Stock

Class C                        David H. Kinney                                                          4,154          9.2
Common Stock


-----------------
(1) For purposes of this table and the table set forth immediately below, under the heading "Directors and Executive Officers", the percentage of shares owned by each shareholder listed is based on the number of Class A Common Stock, Class B Common Stock and Class C Common Stock (the "New Shares") that have been authorized pursuant to TWC's plan of reorganization. The authorized New Shares equal the number of New Shares issued and outstanding. Under the plan of reorganization, shareholders could claim their New Shares until July 30, 1995, after which date TWC would have the right to cancel any and all of the unclaimed New Shares. Because the New Shares have not been registered under the Securities Act of 1933, shareholders are not required to file statements with the SEC under section 13(d) and 13(g) concerning their beneficial ownership of such shares. The information set forth in the table is based principally upon information provided by the Company's transfer agent and plan of reorganization.

(2) Mr. Foley's address is 123 Williams Street, New York, NY  10038-3889.

(3) The address for AIF II, L.P. and Lion Advisors, L.P. c/o Apollo Advisors, L.P. is 1999 Avenue of the Stars, Suite 1050, Los Angeles, CA 90067.

(4) The address for the trust is the Antonelli Liquidating Trust c/o Bailey Realty Corporation, 1130 Connecticut Avenue, N.W., Washington, D.C. 20036.

(5) Andrea Kinney Greene, the sister of Jonathan Kinney who is a director of TWC, owns approximately 4,116 shares of Class C Common Stock. In addition, Andrea Kinney Greene, as custodian for her children, holds approximately 132 shares of Class B Common Stock. The address provided to TWC by Andrea Kinney Greene is Route 2, Box 782, Purcellville, VA 22132.

(6) This total includes approximately 584 shares of Class C Common Stock over which David B. Kinney has voting and investment powers in his capacity as general partner of K-F Associates, a Virginia limited partnership, which interests are owned by members of the Kinney Family. David B. Kinney is the father of Jonathan C. Kinney. The address provided to TWC by David B. Kinney is 754 Walker Road, 2nd Floor, Great Falls, VA 22066.

(7) Mr. David H. Kinney is the brother of Jonathan C. Kinney. The address provided to TWC by David H. Kinney is 1056 Manning Street, Great Falls, VA 22066.

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth, as of December 31, 1999, information with respect to beneficial ownership of TWC's capital stock by (i) the Named Executive Officers, (ii) each director and (iii) all directors and executive officers of TWC as a group.


          Name and Address of                                     Amount and Nature of      Percentage of Class
           Beneficial Owner(1)          Title of Class            Beneficial Ownership         Outstanding
---------------------------------   --------------------          --------------------      -------------------
William N. Demas                    Class A Common Stock                7,608                         *
                                    Class C Common Stock                8,982(2)                   19.8

Jonathan C. Kinney                  Class A Common Stock                  523(3)                      *
                                    Class C Common Stock                4,564(4)                   10.1

Jose Ma. C. Castro                  Class A Common Stock                  198                         *

Directors and Officers as a Group   Class A Common Stock                8,131                         *
  (2 persons)                       Class C Common Stock               13,546                      29.9


--------------
*   Less than 1% of outstanding shares of the Class

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Kinney and certain members of Mr. Kinney's family (collectively, the "Kinney Family") have a 16% ownership interest (6% of which is Mr. Kinney's personal holding) in ASLP, a limited partnership in which the Company is the general partner. Mr. Demas has a 7% ownership interest in ASLP. In Fiscal 1999, Messrs. Demas and Kinney and the Kinney Family received no partnership distributions from their limited partnership interests and do not expect to receive any in the foreseeable future. See "Description of Properties - Arlington Square Project.

         In Fiscal 1999 and Fiscal 1998, the Company paid legal fees of approximately $9,636 and $16,033 respectively to Bean, Kinney & Korman, P.C., the law firm in which Mr. Kinney is partner and stockholder.

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

10.21 Promissory Note dated November 25, 1998 in the original principal amount of $21,500,000 with Arlington Square Limited Partnership as borrower and Metropolitan Life Insurance Company as holder, which was filed as Exhibit 10.21 to the Company's Form 10-KSB filed with the Commission on June 2, 1999, is incorporated herein by reference.

10.22 Deed of Trust, Security Agreement and Fixture Filing from Arlington Square Limited Partnership to Keith J. Willner and Scott A. Morehouse as Trustees for the benefit of Metropolitan Life Insurance Company, dated November 25, 1998, which was filed as Exhibit 10.22 to the Company's Form 10-KSB filed with the Commission on June 2, 1999, is incorporated herein by reference.

10.23 Assignment of Leases between Arlington Square Limited Partnership and Metropolitan Life Insurance Company dated November 25, 1998, which was filed as Exhibit 10.23 to the Company's Form 10-KSB filed with the Commission on June 2, 1999, is incorporated herein by reference.

10.24 Assignment of Contracts and Agreements between Arlington Square Limited Partnership and Metropolitan Life Insurance Company dated November 25, 1998, which was filed as Exhibit 10.24 to the Company's Form 10-KSB filed with the Commission on June 2, 1999, is incorporated herein by reference.

10.25 Unsecured Indemnity Agreement among Arlington Square Limited Partnership, Metropolitan Life Insurance Company and The Washington Corporation dated November 25, 1998, which was filed as Exhibit 10.25 to the Company's Form 10-KSB filed with the Commission on June 2, 1999, is incorporated herein by reference.

10.26 Financing Statement dated November 25, 1998 executed by Arlington Square Limited Partnership as debtor and Metropolitan Life Insurance Company as secured party, which was filed as Exhibit 10.26 to the Company's Form 10-KSB filed with the Commission on June 2, 1999, is incorporated herein by reference.

10.27 Subordination of Management Agreement dated November 25, 1998 by and among The Washington Corporation, Arlington Square Limited Partnership and Metropolitan Life Insurance Company, which was filed as Exhibit
         10.27 to the Company's Form 10-KSB filed with the Commission on June 2, 1999, is incorporated herein by reference.

10.28 Guaranty Agreement dated November 25, 1998 by and between The Washington Corporation, Arlington Square Limited Partnership and Metropolitan Life Insurance Company, which was filed as Exhibit 10.28 to the Company's Form 10-KSB filed with the Commission on June 2, 1999, is incorporated herein by reference.

10.29 Subordination Agreement dated November 25, 1998, by and among Arlington Square Limited Partnership, Metropolitan Life Insurance Company and Allied Capital Commercial Corporation, which was filed as Exhibit 10.29 to the Company's Form 10-KSB filed with the Commission on June 2, 1999, is incorporated herein by reference.

10.30 Subordination, Non-Disturbance and Attornment Agreement among Metropolitan Life Insurance Company, Arlington Square Limited Partnership and United States of America - General Services Administration dated November 25, 1998, which was filed as Exhibit
         10.30 to the Company's Form 10-KSB filed with the Commission on June 2, 1999, is incorporated herein by reference.

10.31 Subordination, Non-Disturbance and Attornment Agreement among Metropolitan Life Insurance Company, U.S. Fish and Wildlife Service, and Arlington Square Limited Partnership, dated November 25, 1998, which was filed as Exhibit 10.31 to the Company's Form 10-KSB filed with the Commission on June 2, 1999, is incorporated herein by reference.

10.32 Forbearance Agreement dated December 1, 1998, by and among Arlington Square Limited Partnership, Arlington Square, Inc., The Washington Corporation, and Allied Capital Corporation, is attached hereto.

10.33 Amended and Restated Promissory Note dated December 1, 1998, in the original principal amount of $1,850,000 with Arlington Square Limited Partnership as borrower and Allied Capital Corporation as holder, is attached hereto.

10.34 Termination of Forbearance Agreement dated December 31, 1999, by and among Arlington

         Square Limited Partnership, Arlington Square, Inc., The Washington Corporation, and Allied Capital Corporation, is attached hereto.

10.35 First Modification to Deed of Trust and Security Agreement "B" dated November 24, 1998, by and between Arlington Square Limited Partnership and Allied Capital Corporation, is attached hereto.

10.36 Second Modification to Deed of Trust and Security Agreement "B" dated December 31, 1999, by and between Arlington Square Limited Partnership and Allied Capital Corporation, is attached hereto.

10.37 Guarantor's Consent and Acknowledgment dated November 24, 1998, by and between Arlington Square Limited Partnership and Allied Capital Corporation, is attached hereto.

11. Computation of per share earnings for the years ended December 31, 1999 and 1998 is attached hereto.

21. Subsidiaries of the Registrant as of December 31, 1999 is attached hereto.

(b) REPORTS ON FORM 8-K. The Company filed no report on Form 8-K during fourth quarter of 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE WASHINGTON CORPORATION

Date:       4/14/00                         By: /s/ WILLIAM N. DEMAS
     ------------------                        --------------------------------
                                            William N. Demas
                                            Chairman of the Board of Directors/
                                            President

Date:       4/14/00                         By: /s/ JOSE MA. C. CASTRO
     ------------------                        --------------------------------
                                            Jose Ma. C. Castro
                                            Controller

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:     4/14/00                           By: /s/ WILLIAM N. DEMAS
     ------------------                        --------------------------------
                                            William N. Demas
                                            Chairman of the Board of Directors/
                                            President

Date:     4/14/00                           By: /s/ JONATHAN C. KINNEY
     ------------------                        --------------------------------
                                            Jonathan C. Kinney
                                            Director

Date:     4/14/00                           By: /s/ JOSE MA. C. CASTRO
     ------------------                        --------------------------------
                                            Jose Ma. C. Castro
                                            Director