Form 10KSB40/A
period 1999-12-31
WASHINGTON CORP
filed 2000-05-16
CIK 314625

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549

                                 FORM 10-KSB/A

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                    THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended            Commission file number
             December 31, 1999                         1-7228

                           THE WASHINGTON CORPORATION
                 (Name of Small Business Issuer in its Charter)

               MARYLAND                          52-1157845
       (State of Incorporation)     (I.R.S. Employer Identification No.)

                            4550 Montgomery Avenue
                           Bethesda, Maryland 20814
                   (Address of principal executive offices)
                               (301) 657-3640
                         (Issuer's telephone number)

                             --------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                Class B Common Stock, $.01 par value per share

                             --------------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes X   No
            ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for the fiscal year ended December 31, 1999 were: $3,598,743.

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

THIS ANNUAL REPORT ON FORM 10-KSB/A AMENDS AND SUPERSEDES, TO THE EXTENT SET FORTH HEREIN, THE REGISTRANT'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1999 PREVIOUSLY FILED ON APRIL 13, 2000. AS MORE PARTICULARLY SET FORTH BELOW, ITEM 12 OF THE FORM 10-KSB FILED ON APRIL 13, 2000 HAS BEEN CORRECTED AND IS HEREBY AMENDED AND RESTATED IN ITS ENTIRETY. THE REMAINDER OF THE FORM 10-KSB FILED ON APRIL 13, 2000 IS NOT AFFECTED HEREBY AND REMAINS VALID.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Mr. Kinney and certain members of Mr. Kinney's family (collectively, the "Kinney Family") have a 16% ownership interest (6% of which is Mr. Kinney's personal holding) in ASLP, which owns the Arlington Square Project. Mr. Demas has a 7% ownership interest in ASLP. The Company owns 74% of the equity, directly and indirectly, of ASLP and is its general partner. In Fiscal 1999 and Fiscal 1998, Messrs. Demas and Kinney and the Kinney Family received partnership distributions from their limited partnership interests of $10,500, $9,000, and $15,000 respectively. Messrs. Demas and Kinney and the Kinney Family expect to receive similar distributions in fiscal year 2000. See "Description of Properties--Arlington Square Project."

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

                                  THE WASHINGTON CORPORATION

Date: 4/14/00                      By: /s/ William N. Demas
     --------------                    --------------------------------------
                                       William N. Demas
                                       Chairman of the Board of Directors/
                                       President

Date: 4/14/00                      By: /s/ Jose Ma. C. Castro
     --------------                    --------------------------------------
                                       Jose Ma. C. Castro
                                       Controller

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 4/14/00                      By: /s/ William N. Demas
     --------------                    --------------------------------------
                                       William N. Demas
                                       Chairman of the Board of Directors/
                                       President

Date: 4/14/00                      By: /s/ Jonathan C. Kinney
     --------------                    --------------------------------------
                                       Jonathan C. Kinney
                                       Director

Date: 4/14/00                      By: /s/ Jose Ma. C. Castro
     --------------                    --------------------------------------
                                       Jose Ma. C. Castro
                                       Director