Form 10QSB
period 2000-03-31
WASHINGTON CORP
filed 2000-05-22
CIK 314625

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of each of the registrant's classes of common
stock as of March 31, 2000:     (1) 1,640,327 shares of Class A Common Stock
                                (2) 21,476 shares of Class B Common Stock
                                (3) 45,119 shares of Class C Common Stock

EXHIBITS INDEX IS ON PAGE 10.
                          ---

                           THE WASHINGTON CORPORATION
                                      INDEX

                                                                               PAGE
                                                                               ----
PART I       FINANCIAL INFORMATION
----------------------------------
Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets -
            March 31, 2000 and December 31, 1999                                3

           Condensed Consolidated Statements of Operations -
            Three Months Ended March 31, 2000 and 1999                          4

           Condensed Consolidated Statements of Cash Flow -
            Three Months Ended March 31, 2000 and 1999                          5

           Notes to Condensed Consolidated Financial Statements                 6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                 6 - 9

PART II      OTHER INFORMATION
----------------------------------
Item 6.   Exhibits and Reports on Form 8-K                                      10


PART I. FINANCIAL STATEMENTS
ITEM I. FINANCIAL STATEMENTS

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)


                                                                      MARCH 31,
                                                                         2000                 DECEMBER 31,
                                                                     (UNAUDITED)                  1999
                                                                  -------------------      -------------------
ASSETS

  Real estate and development properties                                    $408,000                 $408,000
  Operating property and equipment, net                                   16,990,867               17,193,631
  Cash and short-term investments                                            763,193                  740,401
  Escrow deposits                                                            345,929                  247,965
  Land purchase leaseback                                                    400,000                  400,000
  Other assets                                                               374,898                  463,927
                                                                  -------------------      -------------------
Total Assets                                                             $19,282,887              $19,453,924
                                                                  ===================      ===================

LIABILITIES

  Note payable - Arlington Square                                        $22,780,897              $22,898,870
  Interest payable                                                           129,666                  130,758
  Accounts payable and other liabilities                                     227,826                  217,707
                                                                  -------------------      -------------------
Total Liabilities                                                         23,138,389               23,247,335
                                                                  -------------------      -------------------

STOCKHOLDERS' EQUITY

Common stock, $.01 par value; shares issued
     Class  A - 1,640,327 shares                                              16,403                   16,403
     Class B - 21,476 shares                                                     215                      215
     Class C - 45,119 shares                                                     451                      451
   Additional paid-in capital                                              2,804,821                2,804,821
   Retained earnings (deficit)                                            (6,677,392)              (6,615,301)
                                                                  -------------------      -------------------
Total Stockholders' Equity                                                (3,855,502)              (3,793,411)
                                                                  -------------------      -------------------

Total Liabilities and Stockholders' Equity                               $19,282,887              $19,453,924
                                                                  ===================      ===================



  The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999


                                                                        THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                       2000                 1999
                                                               -------------        -------------
REVENUES
  Operating property rental income                                 $805,188             $821,197
  Rent from land purchase leaseback                                  27,489               27,510
  Other income                                                      211,027              151,011
  Interest income                                                     5,412                7,657
                                                               -------------        -------------
                                                                  1,049,116            1,007,375
                                                               -------------        -------------

EXPENSES
  Interest expense                                                  390,324              394,880
  Operating property expenses                                       275,826              250,807
  Other expenses                                                    146,868               82,092
  General and administrative expenses                               113,202               78,362
                                                               -------------        -------------
                                                                    926,220              806,141
                                                               -------------        -------------

Net income before depreciation and amortization                     122,896              201,234
Depreciation and amortization                                       184,987              202,708
                                                               -------------        -------------
Net loss                                                           ($62,091)             ($1,474)
                                                               =============        =============

Earnings (loss) per share:
Net income before depreciation and amortization                       $0.07                $0.00
Depreciation and amortization                                         $0.11                $0.12
                                                               -------------        -------------
Net Loss                                                              $0.04               ($0.00)
                                                               =============        =============


  The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                2000                1999
                                                                         ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    ($62,091)            ($1,474)
Adjustments to reconcile net loss to net cash provided
by operating activities:
  Depreciation and amortization                                              201,387             202,708
  Increase (Decrease) in interest payable                                     (1,092)              6,916
  Decrease (increase) in other assets                                         90,432             (71,975)
  Decrease in accounts payable and other liabilities                          10,093               3,200
                                                                         ------------        ------------
NET CASH PROVIDED BY OPERATING ACTIIVITIES                                   238,729             139,375
                                                                         ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) Decrease in escrow deposits                                       (97,964)            (97,964)
                                                                         ------------        ------------
NET CASH USED IN INVESTING ACTIVITES:                                        (97,964)            (97,964)
                                                                         ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on notes payable                                       (117,973)           (110,386)
                                                                         ------------        ------------
NET CASH USED IN FINANCING ACTIVITIES:                                      (117,973)           (110,386)
                                                                         ------------        ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          22,792             (68,975)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               740,401             828,893
                                                                         ------------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $763,193            $759,918
                                                                         ============        ============

CASH PAID DURING THE PERIOD FOR INTEREST                                    $390,324            $394,880
                                                                         ============        ============



  The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

         The accompanying condensed consolidated financial statements have been prepared by The Washington Corporation ("TWC" and collectively with its affiliates that are over 50% owned by TWC and consolidated for financial reporting purposes, the "Company") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Company believes the disclosures made are adequate to make the information presented not misleading when read in conjunction with the financial statements and notes thereto included in the Company's Report on Form 10-KSB for the year ended December 31, 1999.

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of The Washington Corporation and subsidiaries as of March 31, 2000, and the results of operations for the three months ended March 31, 2000 and 1999 and statements of cash flow for the three months ended March 31, 2000 and 1999.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in this Form 10-QSB. This discussion contains forward-looking statements, including statements regarding the Company's strategy, financial performance and revenue sources which involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements.

MATERIAL CHANGES IN FINANCIAL POSITION

         Total assets decreased by $171,000 from $19,454,000 at December 31, 1999 to $19,283,000 at March 31, 2000. Such decrease was primarily the result of depreciation on operating property equipment, and a decrease in other assets, offset, in part, by an increase in escrow deposits and cash.

         Operating property and equipment decreased by $203,000 from $17,194,000 at December 31, 1999 to $16,991,000 at March 31, 2000. Such decrease was the result of depreciation and amortization relating to the Arlington Square Project (as defined below).

         Cash and short-term investments increased by $23,000 from $740,000 at December 31, 1999 to $763,000 at March 31, 2000, primarily due to cash flow provided by operating activities in the collection of rents from the Arlington Square Project.

         Escrow deposits increased by $98,000 from $248,000 at December 31, 1999 to $346,000 at March 31, 2000. Such increase was the result of required periodic payments made to the reserve held by the lender on the Arlington Square Project.

         Other assets decreased by $89,000 from $464,000 at December 31, 1999 to $375,000 at March 31, 2000. Such decrease was the result of a decrease in accounts receivable due from the Lessees of the Arlington Square Project and the Fort Washington Land Purchase Leaseback. The decrease in accounts receivable is due to the timing of receipt of such rental payments in the ordinary course of business.

         Total liabilities decreased by $109,000 from $23,247,000 at December 31, 1999 to $23,138,000 at March 31, 2000. Such decrease was primarily the result of principal payments on notes payable-Arlington Square.

         Note payable-Arlington Square decreased by $118,000 from $22,899,000 as of December 31, 1999 to $22,781,000 as of March 31, 2000. This reduction was the result of payments made to the lender and the resulting principal reduction.

         The Company's stockholders' equity decreased by $62,000 from ($3,793,000) at December 31, 1999 to ($3,855,000) at March 31, 2000. Such
decrease was the result of recorded net loss of $62,091 for the three months ended March 31, 2000.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 2000

         Revenues increased to $1,049,000 for the three months ended March 31, 2000 ("First Quarter 2000") from $1,007,000 for the three months ended March 31, 1999 ("First Quarter 1999"), an increase of $42,000. Such increase was primarily the result of an increase in other income offset in part by a decrease in operating property rental income.

         Operating property rental income decreased to $805,000 for First Quarter 2000 compared to $821,000 for First Quarter 1999, a decrease of $16,000. This decrease was primarily related to a decrease in monthly rent for a tenant in the Arlington Square Project.

         Other income increased to $211,000 for First Quarter 2000 compared to $151,000 for First Quarter 1999, an increase of $60,000. Such increase was primarily the result of special construction work relating to the Arlington Square Project. Associated costs related to this construction work is shown in other expenses.

         Interest income decreased to $5,400 for First Quarter 2000 compared to $7,600 for First Quarter 1999, a decrease of $2,200. This decrease was primarily the result of lower cash balances on hand in the Arlington Square Project.

         Total operating expenses increased to $926,000 for First Quarter 2000 compared to $806,000 for First Quarter 1999, an increase of $120,000. This increase was due to an increase in operating property expense, in other expense and general and administrative expense.

         Interest expense decreased by $5,000 to $390,000 in First Quarter 2000 from $395,000 in First Quarter 1999 due to the declining principal balance on the note payable-Arlington Square.

         Operating property expenses increased by $25,000 from $251,000 in First Quarter 1999 to $276,000 in First Quarter 2000. This increase was related to repairs and maintenance in the Arlington Square Project.

         Other expenses increased to $147,000 for First Quarter 2000 compared to $82,000 for First Quarter 1999, an increase of $65,000. Such increase was primarily the result of special construction work relating to the Arlington square project. Associated income related to this work is shown in other income.

         General and Administrative expenses increased by $35,000 from $78,000 in First Quarter 1999 to $113,000 in First Quarter 2000. Such increase was primarily the result of a reclassification of professional fees from other expenses to general and administrative expenses in the Arlington Square Project.

         Net income before depreciation and amortization decreased from $201,000 for the First Quarter 1999 to $123,000 for the First Quarter 2000, a decrease of $78,000. Such decrease was primarily the result of an increase in total expenses as outlined above, partially offset by an increase in total income.

         The Company recorded a net loss of $1,474 for the First Quarter 1999 as compared to a net loss of $62,000 for the First Quarter 2000, an increased loss of $60,000. This increase was the result of a $78,000 decrease in net income before depreciation, partially offset by a decrease in depreciation of $18,000.

ARLINGTON SQUARE PROJECT

         TWC, directly and through an affiliate, Arlington Square, Inc., a wholly-owned subsidiary of TWC ("ASI"), owns a 74% interest in Arlington Square Limited Partnership ("ASLP"). ASLP owns 1.07 acres of land and an office building constructed thereon (the "Arlington Square Project") located in Arlington, Virginia. During the First Three Months 2000, approximately 96% of the Company's revenues were derived from rental income and construction income on the Arlington Square Project.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of funds for the period ended March 31, 2000 came from rental income and property management fees from the Arlington Square Project. As of March 31, 2000, the Company had cash and short term investments, and escrow deposits totaling approximately $1,109,000 of which $346,000 was escrow deposits.
Therefore, the Company has sufficient liquidity to meet is current obligations.

         During the First Three Months 2000, cash and short-term investments increased by $23,000. This increase in the First Three Months 2000 is primarily due to cash flow provided by operating activities in the collection of rents from the Arlington Square Project. Future sources of funds are anticipated to come primarily from the rents and a property management fee from the Arlington Square Project. The Company's primary use of operating funds is anticipated to be for operating expenses and required payments on the ASLP Note. The Company has tried without success to sell its remaining assets. It is not anticipated that the Company will be able to augment its cash flow from any outside sources, such as the issuance of additional equity or additional borrowings.

PART II.  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

11. Computation of per share earnings for the three months ended March 31, 2000 (included in Part I, Item 1).

(b) REPORTS ON FORM 8-K. The Company filed no reports on Form 8-K during the first quarter of 2000.

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




DATE:  May 19, 2000