Form 10QSB
period 2000-06-30
WASHINGTON CORP
filed 2000-08-21
CIK 314625

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of each of the registrant's classes of common stock as of June 30, 2000: (1) 1,640,327 shares of Class A Common Stock
                           (2) 21,476 shares of Class B Common Stock
                           (3) 45,119 shares of Class C Common Stock

EXHIBITS INDEX IS ON PAGE  12.

                           THE WASHINGTON CORPORATION
                                      INDEX



PART I   FINANCIAL INFORMATION                                           PAGE

Item 1.  Financial Statements
          Condensed Consolidated Balance Sheets -
          June 30, 2000 and December 31, 1999                             3

          Condensed Consolidated Statements of Operations -
           Three Months Ended June 30, 2000 and 1999 and
           Six Months Ended June 30, 2000 and 1999                        4

          Condensed Consolidated Statements of Cash Flow -
           Six Months Ended June 30, 2000 and 1999                        5

          Notes to Condensed Consolidated Financial Statements            6

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            6 - 11

PART II      OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K                                12

PART I.  FINANCIAL STATEMENTS
ITEM I:  FINANCIAL STATEMENTS

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)



                                                            June 30,
                                                             2,000               December 31,
                                                          (unaudited)                 1999
                                                          -----------                 ----

ASSETS
Real estate and development properties                      $408,000               $408,000
Operating property and equipment, net                     16,778,802             17,193,631
Cash and short-term investments                              325,880                740,401
Escrow deposits                                              355,512                247,964
Land purchase leaseback                                      400,000                400,000
Other assets                                                 383,576                463,927
                                                         -----------            -----------
Total Assets                                             $18,651,770            $19,453,923
                                                         ===========            ===========
LIABILITIES
Note payable - Arlington Square Project                  $22,619,330            $22,898,870
Accrued Interest payable                                           0                130,758
Accounts payable and other liabilities                        93,110                217,707
                                                         -----------            -----------
Total Liabilities                                         22,712,440             23,247,335
                                                         -----------            -----------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value; shares issued
Class A - 1,640,327 shares                                    16,403                 16,403
Class B - 21,476 shares                                          215                    215
Class C - 45,119 shares                                          451                    451
Additional paid-in capital                                 2,804,821              2,804,821
Accumulated deficit                                       (6,882,560)            (6,615,301)
                                                         -----------            -----------
Total Stockholders' Equity                                (4,060,670)            (3,793,411)
                                                         -----------            -----------
Total Liabilities and Stockholders' Equity               $18,651,770            $19,453,924
                                                         ===========            ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED JUNE 30, 2000 AND 1999



                                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                                             JUNE 30                JUNE 30
                                                         2000       1999        2000        1999
                                                         ----       ----        ----        ----

REVENUES
  Operating property rental income                      $799,107   $780,428   $1,604,295   $1,601,625
  Rent from land purchase leaseback                       28,796     28,873       56,285       56,383
  Other income                                           144,013     97,563      355,040      329,271
  Interest income                                          3,933      5,721        9,345       13,378
                                                       ---------   --------    ---------    ---------
                                                         975,849    912,585    2,024,965    2,000,657
                                                       ---------   --------    ---------    ---------
EXPENSES
  Interest expense                                       387,953    395,999      778,277      790,879
  Operating property expenses                            245,288    264,994      521,014      515,801
  Other Expenses                                         240,609     56,299      369,222      252,559
  General and administrative expenses                    122,178     75,498      253,735      160,380
                                                       ---------   --------    ---------    ---------
                                                         996,028    792,790    1,922,248    1,719,619
                                                       ---------   --------    ---------    ---------
Net income before depreciation and amortization          (20,179)   119,795      102,717      281,038
Depreciation and amortization                            184,989    197,621      369,976      400,329
                                                       ---------   --------    ---------    ---------
Net loss                                               ($205,168)  ($77,826)   ($267,259)   ($119,291)
                                                       =========   ========    =========    =========
Earnings (loss) per share:
Net income before depreciation and amortization           ($0.01)     $0.07        $0.06        $0.16
Depreciation and amortization                              $0.11      $0.11        $0.23        $0.23
                                                       ---------   --------    ---------    ---------
Net Loss                                                  ($0.13)    ($0.05)      ($0.16)      ($0.07)
                                                       =========   ========    =========    =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999



                                                            Six Months Ended June 30,
                                                               2000             1999
                                                               ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   ($267,259)       ($119,291)
Adjustments to reconcile net loss to net
cash provided
by operating activities:
  Depreciation and amortization                              414,830          400,329
  Decrease in interest payable                              (130,758)          (1,829)
  Decrease (increase) in other assets                         80,351          (12,611)
  Decrease in accounts payable and other liabilities        (124,599)          (6,007)
                                                           ---------        ---------
NET CASH (USED) PROVIDED BY OPERATING ACTIIVITIES            (27,435)         260,591
                                                           ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in escrow deposits                                 (107,547)         (80,758)
                                                           ---------        ---------
NET CASH USED IN INVESTING ACTIVITES:                       (107,547)         (80,758)
                                                           ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on notes payable                       (279,540)        (234,112)
                                                           ---------        ---------
NET CASH USED IN FINANCING ACTIVITIES:                      (279,540)        (234,112)
                                                           ---------        ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                   (414,522)         (54,279)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               740,401          828,893
                                                           ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $325,879         $774,614
                                                           =========        =========
CASH PAID DURING THE PERIOD FOR INTEREST                    $778,277         $790,879
                                                           =========        =========

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

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of The Washington Corporation and subsidiaries as of June 30, 2000, and the results of operations for the six months ended June 30, 2000 and 1999 and statements of cash flow for the six months ended June 30, 2000 and 1999.

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

MATERIAL CHANGES IN FINANCIAL POSITION

         Total assets decreased by $802,000 from $19,454,000 at December 31, 1999 to $18,652,000 at June 30, 2000. Such decrease was primarily the result of decreases in cash and short-term investments, a decrease in other assets and depreciation on operating property offset in part by an increase in escrow deposits.

         Operating property and equipment decreased by $415,000 from $17,193,000 at December 31, 1999 to $16,779,000 at June 30, 2000. Such decrease was the result of depreciation and amortization relating to the Arlington Square Project (as defined below).

         Cash and short-term investments decreased by $414,000 from $740,000 at December 31, 1999 to $326,000 at June 30, 2000. Such decrease was primarily the result of cash flow used in operating activities, an increase in escrow deposits and a subsequent month's loan payment being made at the end of the current month on the ASLP Note (as defined below).

         Escrow deposits increased by $108,000 from $248,000 at December 31, 1999 to $355,000 at June 30, 2000. Such increase was the result of periodic payments made to the reserve on the Arlington Square Project.

         Other assets decreased by $80,000 from $464,000 at December 31, 1999 to $384,000 at June 30, 2000. Such decrease was the result of a decrease in receivables related to tenant work in the Arlington Square Project.

         Total liabilities decreased by $535,000 from $23,247,000 at December 31, 1999 to $22,712,000 at June 30, 2000. Such decrease was primarily the result of decreases in notes payable, interest payable and accounts payable and other liabilities.

         Note payable-Arlington Square decreased by $280,000 from $22,899,000 as of December 31, 1999 to $22,619,000 as of June 30, 2000. This reduction was the result of payments made and the resulting principal amortization on the Arlington Square note payable.

         Interest payable decreased by $131,000 from $131,000 at December 31, 1999 to $0 at June 30, 2000. Such decrease resulted from a subsequent month's loan payment relating to the Arlington Square Project being made at the end of the current month.

         Accounts payable and other liabilities decreased by $125,000 from $218,000 at December 31, 1999 to $93,000 at June 30, 2000. Such decrease was primarily the result of a decrease in accounts payable and accrued expenses on the Arlington Square Project and payment of accrued expenses in The Washington Corporation.

         The Company's stockholders equity decreased by $268,000 from ($3,793,000) at December 31, 1999 to ($4,060,000) at June 30, 2000. Such
decrease was the result of recorded net loss of $267,000 for the six months ended June 30, 2000.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000

         Revenues increased to $2,025,000 for the six months ended June 30, 2000 ("First Half 2000") from $2,001,000 for the six months ended June 30, 1999 ("First Half 1999"), an increase of $24,000. Such increase was primarily the result of an increase in other income.

         Operating property rental income increased to $1,604,000 for the First Half 2000 compared to $1,602,000 for the First Half 1999, an increase of $2,000. This increase was due to increased income relating to the Arlington Square Project.

         Other income increased to $355,000 for First Half 2000 compared to $329,000 for First Half 1999, an increase of $26,000. Such increase was primarily the result of special construction work relating to the Arlington Square Project. Associated costs related to this construction work is shown in other expenses.

         Interest income decreased to $9,000 for First Half 2000 compared to $13,000 for First Half 1999, a decrease of $4,000. This decrease was due to lower cash and investment balances.

         Total operating expenses increased to $1,922,000 for First Half 2000 compared to $1,720,000 for First Half 1999, an increase of $202,000. This increase was due to an increase in operating property expenses, other expenses and general and administrative expenses offset by a decrease in interest expense.

         Interest expense decreased by $13,000 to $778,000 in First Half 2000 from $791,000 in First Half 1999. This decrease was primarily due to a reduction in interest expense relating to the Arlington Square Project.

         Operating property expenses increased by $5,000 from $516,000 in First Half 1999 to $521,000 in First Half 2000. This increase was related to repairs and maintenance in the Arlington Square Project.

         Other expenses increased by $116,000 from $253,000 in the first half of 1999 to $369,000 in the first half of 2000. This increase was the result of special construction work related to the Arlington Square Project. Associated income relating to construction work is shown in other income.

         General and Administrative expenses increased by $94,000 from $160,000 in First Half 1999 to $254,000 in First Half 2000. Such increase was primarily the result of a reclassification of professional fees from other expenses to general and administrative expenses in the Arlington Square Project.

         Net income before depreciation and amortization decreased to $103,000 for the First Half 2000 from $281,000 for the First Half 1999, a decrease of $178,000. Such decrease was primarily the result of an increase in total income and an increase in total expenses as outlined above.

         The Company recorded a net loss of $267,000 for the First Half 2000 as compared to a net loss of $119,000 for the First Half 1999, an increased loss of $148,000. This increase was the result of a $178,000 decrease in net income before depreciation, offset in part by a decrease in depreciation and amortization of $30,000.

         THREE MONTHS ENDED JUNE 30, 2000

         Revenues increased to $976,000 for the three months ended June 30, 2000 ("Second Quarter 2000") from $913,000 for the three months ended June 30, 1999 ("Second Quarter 1999"), an increase of $63,000. Such increase was primarily the result of an increase in other income and operating property rental income.

         Operating property rental income increased to $799,000 for Second Quarter 2000 compared to $780,000 for Second Quarter 1999, an increase of $19,000 due to income relating to the Arlington Square Project.

         Other income increased to $144,000 for Second Quarter 2000 compared to $98,000 for Second Quarter 1999, an increase of $46,000. Such increase was primarily the result of special construction work relating to the Arlington Square Project.

         Interest income decreased to $4,000 for Second Quarter 2000 compared to $6,000 for Second Quarter 1999, a decrease of $2,000. This decrease was due to lower cash and investment balances on hand during Second Quarter 2000.

         Total operating expenses increased to $996,000 for Second Quarter 2000 compared to $793,000 for Second Quarter 1999, an increase of $203,000. This increase was due to a decrease in interest expense and operating property expenses, offset by an increase in other expenses and general and administrative expenses.

         Operating property expenses decreased by $20,000 to $245,000 in Second Quarter 2000 from $265,000 in Second Quarter 1999, related to the Arlington Square Project

         Other expenses increased by $185,000 to $241,000 in Second Quarter 2000 from $56,000 in Second Quarter 1999. This increase was primarily the result of special construction work relating to the Arlington Square Project.

         General and Administrative expenses increased by $47,000 from $75,000 in Second Quarter 1999 to $122,000 in Second Quarter 2000. Such increase was primarily the result of a reclassification of professional fees from other expenses to general and administrative expenses in the Arlington Square Project.

         Net income before depreciation and amortization decreased to ($20,000) for the Second Quarter 2000 from $120,000 for the Second Quarter 1999, a decrease of $140,000. Such decrease was primarily the result of an increase in total expenses as outlined above.

         The Company recorded a net loss of $205,000 for the Second Quarter 2000 as compared to a net loss of $78,000 for the Second Quarter 1999, an increased loss of $127,000. This increase was the result of a $140,000 decrease in net income before depreciation, offset in part by a decrease in depreciation of $13,000.

ARLINGTON SQUARE PROJECT

         TWC, directly and through an affiliate, Arlington Square, Inc., a wholly-owned subsidiary of TWC ("ASI"), owns a 74% interest in Arlington Square Limited Partnership ("ASLP"). ASLP owns 1.07 acres of land and an office building constructed thereon (the "Arlington Square Project") located in Arlington, Virginia. During the First Half 2000, approximately 96% of the Company's revenues were derived from rental income and construction income on the Arlington Square Project.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of funds for the period ended June 30, 2000 came from rental income and property management fees from Arlington Square Project. As of June 30, 2000, the Company had cash and short term investments, and escrow deposits totaling approximately $682,000, of which $356,000 was escrow deposits. Therefore, the Company has sufficient liquidity to meet its current obligations.

         During the First Half 2000, cash and short-term investments decreased by $306,000. This decrease is primarily due to the result of cash flow used in operating activities, an increase in escrow deposits and a subsequent month's loan payment being made at the end of the current month on the ASLP Note. Future sources of funds are anticipated to come primarily from the rents and a property management fee from the Arlington Square Project. The Company's primary use of operating funds is anticipated to be for operating expenses and required payments on the ASLP Note. The Company has tried without success to sell its remaining assets. It is not anticipated that the Company will be able to augment its cash flow from any outside sources, such as the issuance of additional equity or additional borrowings.

PART II.  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

11. Computation of per share earnings for the three months ended June 30, 2000 (included in Part I, Item 1).

(b) REPORTS ON FORM 8-K. The Company filed no reports on Form 8-K during the second quarter of 2000.

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 THE WASHINGTON CORPORATION


                                                 /s/William N. Demas
                                                 --------------------------
                                                 William N. Demas
                                                 President and Treasurer
                                                 (Duly authorized officer)




DATE:  August 18th, 2000