Form 10QSB
period 2000-09-30
WASHINGTON CORP
filed 2000-11-20
CIK 314625

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
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
                                    Yes  X                No
                                        ---                  ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of each of the registrant's classes of common
stock as of September 30, 2000:   (1)  1,640,327 shares of Class A Common Stock
                                  (2) 21,476 shares of Class B Common Stock
                                  (3) 45,119 shares of Class C Common Stock

EXHIBITS INDEX IS ON PAGE  11 .
                          ----

                           THE WASHINGTON CORPORATION
                                      INDEX



PART I       FINANCIAL INFORMATION                                       PAGE
----------------------------------
Item 1.  Financial Statements
          Condensed Consolidated Balance Sheets -
            September 30, 2000 and December 31, 1999                      3

           Condensed Consolidated Statements of Operations -
            Three Months Ended September 30, 2000 and 1999 and
            Nine Months Ended September 30, 2000 and 1999                 4

           Condensed Consolidated Statements of Cash Flow -
            Nine Months Ended September 30, 2000 and 1999                 5

           Notes to Condensed Consolidated Financial Statements           6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           6 - 10

PART II      OTHER INFORMATION
----------------------------------
Item 6.   Exhibits and Reports on Form 8-K                                11



PART I.   FINANCIAL STATEMENTS
ITEM I:    FINANCIAL STATEMENTS


THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
                                                                              September 30, 2000          December 31,
                                                                                 (unaudited)                  1999
                                                                             -------------------      --------------------
ASSETS

  Real estate and development properties                                               $408,000                  $408,000
  Operating property and equipment, net                                              16,578,427                17,193,631
  Cash and short-term investments                                                       512,215                   740,401
  Escrow deposits                                                                       420,822                   247,964
  Land purchase leaseback                                                               400,000                   400,000
  Other assets                                                                          393,666                   463,927
  Equity in and advances to unconsolidated partnerships                                       -                         -
                                                                             -------------------      --------------------
Total Assets                                                                        $18,713,130               $19,453,923
                                                                             ===================      ====================

LIABILITIES

 Note payable  -  Arlington Square Project                                          $22,537,983               $22,898,870
 Interest payable                                                                       128,596                   130,758
 Accounts payable and other liabilities                                                 145,072                   217,707
                                                                             -------------------      --------------------
Total Liabilities                                                                    22,811,651                23,247,335
                                                                             -------------------      --------------------



STOCKHOLDERS' EQUITY

  Common stock, $.01 par value; shares issued
     Class A  -  1,640,327 shares                                                        16,403                    16,403
     Class B - 21,476 shares                                                                215                       215
     Class C - 45,119 shares                                                                451                       451
   Additional paid-in capital                                                         2,804,821                 2,804,821
   Retained earnings (deficit)                                                       (6,920,411)               (6,615,301)
                                                                             -------------------      --------------------
Total Stockholders' Equity                                                           (4,098,521)               (3,793,411)
                                                                             -------------------      --------------------

Total Liabilities and Stockholders' Equity                                          $18,713,130               $19,453,924
                                                                             ===================      ====================

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
SEPTEMBER 30, 2000 AND 1999



                                                                Three Months Ended                      Nine Months Ended
                                                                  September 30,                           September 30,
                                                              2000              1999                  2000              1999
                                                         ---------------   ----------------      ---------------   ---------------
REVENUES

  Operating property rental income                             $801,982           $809,365           $2,406,277        $2,410,990
  Rent from land purchase leaseback                              29,570             28,445               85,855            84,828
  Other income                                                  114,468             85,004              469,508           161,716
  Interest income                                                 3,498              6,081               12,843            19,459
                                                         ---------------   ----------------      ---------------   ---------------
                                                                949,518            928,895            2,974,483         2,676,993
                                                         ---------------   ----------------      ---------------   ---------------

EXPENSES

  Interest expense                                              386,842            394,001            1,165,119         1,184,880
  Operating property expenses                                   293,250            272,496              814,264           788,297
  General and administrative expenses                            94,630            117,580              348,365           257,665
  Other expenses                                                 34,826             14,305              404,048            34,610
                                                         ---------------   ----------------      ---------------   ---------------
                                                                809,548            798,382            2,731,796         2,265,452
                                                         ---------------   ----------------      ---------------   ---------------


Net income before depreciation and amortization                 139,970            130,513              242,687           411,541
Depreciation and amortization                                   177,821            157,346              547,797           557,675
                                                         ---------------   ----------------      ---------------   ---------------
Net loss                                                       ($37,851)          ($26,833)           ($305,110)        ($146,134)
                                                         ===============   ================      ===============   ===============

Earnings (loss) per share:
Net Income (loss) before depreciation and amortization            $0.09              $0.08                $0.15             $0.24
Depreciation and Amortization                                     $0.11              $0.09                $0.33             $0.33
                                                         ---------------   ----------------      ---------------   ---------------
Net Loss                                                         ($0.02)            ($0.01)              ($0.18)           ($0.09)
                                                         ===============   ================      ===============   ===============

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited)

                                                                                         Nine Months Ended September 30
                                                                                          2000                    1999
                                                                                    ------------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                    ($305,110)             ($146,134)
Adjustments to reconcile net loss to net cash provided
by operating activities:
  Depreciation and amortization                                                               566,003                557,675
  Amortization of deferred rental concessions                                                  49,200                 49,200
  Increase (Decrease) in interest payable                                                      (2,162)                (2,426)
  Decrease (increase) in other assets                                                          69,927                (42,046)
  Decrease in accounts payable and other liabilities                                          (72,300)                32,899
                                                                                    ------------------      -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     305,558                449,168
                                                                                    ------------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                                                            0                (23,042)
(Increase) decrease in esrow deposits                                                        (172,857)               (92,345)
                                                                                    ------------------      -----------------
NET CASH USED IN INVESTING ACTIVITIES:                                                       (172,857)              (115,387)
                                                                                    ------------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on notes payable                                                        (360,887)              (348,905)
                                                                                    ------------------      -----------------
NET CASH USED IN FINANCING ACTIVITIES:                                                       (360,887)              (348,905)
                                                                                    ------------------      -----------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (228,186)               (15,124)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                740,401                828,893
                                                                                    ------------------      -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $512,215               $813,769
                                                                                    ==================      =================


CASH PAID DURING THE PERIOD FOR INTEREST                                                   $1,165,119             $1,184,880
                                                                                    ==================      =================


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

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company and subsidiaries as of September 30, 2000, and the results of operations for the nine months ended September 30, 2000 and 1999 and statements of cash flow for the nine months ended September 30, 2000 and 1999.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL POSITION

         Total assets decreased by $741,000 from $19,454,000 at December 31, 1999 to $18,713,000 at September 30, 2000. Such decrease was primarily the result of decreases in operating property and equipment and cash and short-term investments, offset, in part, by an increase in escrow deposits.

         Operating property and equipment decreased by $615,000 from $17,193,000 at December 31, 1999 to $16,578,000 at September 30, 2000. Such decrease was the result of depreciation and amortization relating to the Arlington Square Project (as defined below).

         Cash and short-term investments decreased by $228,000 from $740,000 at December 31, 1999 to $512,000 at September 30, 2000. Such decrease was primarily the result of cash flow used in operating activities and used to fund an increase in escrow deposits.

         Escrow deposits increased by $173,000 from $248,000 at December 31, 1999 to $421,000 at September 30, 2000. Such increase was the result of periodic payments made to the lender for tenant improvement and leasing reserves associated with the Arlington Square Project.

         Other assets decreased by $70,000 from $464,000 at December 31, 1999 to $394,000 at September 30, 2000. Such decrease was the result of a decrease in receivables related to tenant work in the Arlington Square Project.

         Total liabilities decreased by $435,000 from $23,247,000 at December 31, 1999 to $22,812,000 at September 30, 2000. Such decrease was primarily the result of a decrease in notes payable, and accounts payable and other liabilities.

         Note payable-Arlington Square Project decreased by $361,000 form $22,899,000 at December 31, 1999 to $22,538,000 at September 30, 2000. This
reduction was the result of payments made to the lender, and the resulting principal reduction.

         Accounts payable and other liabilities decreased by $73,000 from $218,000 at December 31, 1999 to $145,000 at September 30, 2000. Such decrease was the result of a decrease in accounts payable and accrued expenses on the Arlington Square project and payment of accrued expenses in The Washington Corporation, both due to fluctuations on timing of payments in the ordinary course of business.

         The Company's stockholders equity decreased by $305,000 from $(3,793,000) at December 31, 1999 to $(4,098,000) at September 30, 2000. Such
decrease was the result of recorded net loss of $305,000 for the nine months ended September 30, 2000.

RESULTS OF OPERATIONS

         NINE MONTHS ENDED SEPTEMBER 30, 2000

         Revenues increased to $2,974,000 for the nine months ended September 30, 2000 ("First Nine Months 2000") from $2,677,000 for the nine months ended September 30, 1999 ("First Nine Months 1999"), an increase of $297,000. Such increase was primarily the result of an increase in other income, as discussed below.

         Other income increased to $469,000 for First Nine Months 2000 compared to $162,000 for First Nine Months 1999, an increase of $307,000. Such increase is the result of special construction work related to the Arlington Square Project. Associated costs related to this construction work is shown in other expenses.

         Interest income decreased to $13,000 for First Nine Months 2000 compared to $20,000 for First Nine Months 1999; a decrease of $7,000. This decrease was due to lower cash and short-term investment balances.

         Total expenses increased to $2,732,000 for First Nine Months 2000 compared to $2,265,000 for First Nine Months 1999, an increase of $467,000. This increase was due to an increase in operating property expenses, general and administrative expenses and other expenses, offset in part by a decrease in interest expense.

         Operating property expenses increased to $814,000 for the First Nine Months 2000 compared to $788,000 for the Nine Months Ended 1999, an increase of $26,000. This increase is the result of repairs and maintenance in the Arlington Square project.

         General and administrative expenses increased to $348,000 for the Nine Months Ended 2000 compared to $258,000 for the Nine Months Ended 1999, an increase of $90,000. Such increase was primarily the result of a reclassification of professional fees from other expenses to general and administrative expenses in the Arlington Square Project.

         Other expenses increased to $404,000 for the Nine Months Ended 2000 compared to $35,000 for the Nine Months Ended 1999, an increase of $369,000. This increase is the result of special construction work related to the Arlington Square Project. Associated income relating to the construction work is shown in other income.

         Net income before depreciation and amortization decreased to $243,000 for the First Nine Months 2000 from $411,000 for the First Nine Months 1999, an decrease of $168,000. Such decrease was the result of the changes in total income and expenses as outlined above.

         The Company recorded a net loss of $305,000 for the First Nine Months 2000 as compared to a net loss of $146,000 for the First Nine Months 1999, a net loss increase of $159,000. This decrease was the result of the $168,000 decrease in net income before depreciation outlined above, partially offset by a decrease in depreciation and amortization of $10,000.

         THREE MONTHS ENDED SEPTEMBER 30, 2000

         Revenues increased to $949,000 for the three months ended September 30, 2000 ("Third Quarter 2000") from $929,000 for the three months ended September 30, 1999 ("Third Quarter 1999"), an increase of $20,000. Such increase was primarily the result of an increase in other income.

         Other income increased to $115,000 for Third Quarter 2000 compared to $85,000 for Third Quarter 1999, an increase of $30,000. Such increase was the result of special construction work relating to the Arlington Square Project.

         Interest income decreased to $3,000 for Third Quarter 2000 compared to $6,000 for Third Quarter 1999, a decrease of $3,000. This decrease was due to lower cash and short-term investment balances.

         Operating property expenses increased by $21,000 from $272,000 in Third Quarter 1999 to $293,000 in Third Quarter 2000. This increase is primarily the result of expenses incurred by the Arlington Square Project.

         General and Administrative expenses decreased by $22,000 from $117,000 in Third Quarter 1999 to $95,000 in Third Quarter 2000. This decrease is the result of a decrease in office expenses and a reclassification of real estate taxes in The Washington Corporation to operating property expenses.

         Other expenses increased by $21,000 to $35,000 in Third Quarter 2000 as compared to $14,000 in Third Quarter 1999. This increase is directly related to the increase in other income described previously.

         Net income before depreciation and amortization increased to $140,000 for the Third Quarter 2000 from $130,000 for the Third Quarter 1999, an increase of $10,000. Such increase was the result of the changes in total expenses outlined above.

         The Company recorded a net loss of $38,000 for the Third Quarter 2000 as compared to a net loss of $27,000 for the Third Quarter 1999, an increased loss of $11,000. This increase was the result of the increase in net income before depreciation and an increase in depreciation and amortization of $21,000.

ARLINGTON SQUARE LIMITED PARTNERSHIP

         TWC, directly and through an affiliate, Arlington Square, Inc., a wholly-owned subsidiary of TWC ("ASI"), owns a 74% interest in Arlington Square Limited Partnership ("ASLP"). ASLP owns 1.07 acres of land and an office building constructed thereon (the "Arlington Square Project") located in Arlington, Virginia. During the First Nine Months 2000, approximately 96% of the Company's revenues were derived from rental income and construction income on the Arlington Square Project.

         In November 1997, ASLP obtained a loan, secured by the Arlington Square Project, from Allied Capital Commercial Corporation ("Allied") in the original principal amount of $24,300.000 (the "Allied Loan"). The interest rate on the Allied Loan was 10% and the Allied Loan also included a 30% participation for Allied in the net cash flow and net sales proceeds of ASLP.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of funds for the period ended September 30, 2000 came from rental income and property management fees from the Arlington Square Project. As of September 30, 2000, the Company had cash and short term investments, and escrow deposits totaling approximately $933,000, of which $421,000 was escrow deposits. Therefore, the Company has sufficient liquidity to meet its current obligations.

         During the First Nine Months 2000, cash and short-term investments decreased by $228,000. This decrease in the First Nine Months 2000 is primarily due to the result of cash flow used in operating activities and an increase in escrow deposits. Future sources of funds are anticipated to come primarily from the rents and a property management fee from the Arlington Square Project. The Company's primary use of operating funds is anticipated to be for operating expenses and required payments on the ASLP Note. The Company has tried without success to sell its remaining assets. It is not anticipated that the Company will be able to augment its cash flow from any outside sources, such as the issuance of additional equity or additional borrowings.

PART II.  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

11. Computation of per share earnings for the nine months ended September 30, 2000 (included in Part I, Item 1).

(b) REPORTS ON FORM 8-K. The Company filed no reports on Form 8-K during the third quarter of 2000.

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










DATE:  November 16, 2000