Form 10KSB
period 2000-12-31
WASHINGTON CORP
filed 2001-04-16
CIK 314625

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000        Commission file number 1-7228

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

The registrant's revenues for the fiscal year ended December 31, 2000 were:
$3,463,516

The Registrant has been unable to ascertain any market for the Registrant's securities, and, therefore, the Registrant believes that the best estimate of the market value of its voting stock held by non-affiliates is $0 at the present time.


As of December 31, 2000, the number of shares outstanding of each class of the registrant's classes of common stock were as follows:
                    1,640,327 shares of Class A Common Stock
                      21,476 shares of Class B Common Stock
                      45,119 shares of Class C Common Stock

EHXIBITS BEGIN ON PAGE 34
================================================================================

                                     PART I

FORWARD-LOOKING STATEMENTS

         The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements about the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The forward-looking statements contained herein involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this report.

ITEM 1.  DESCRIPTION OF BUSINESS

(a) BUSINESS DEVELOPMENT

         The Washington Corporation (individually, "TWC" and together with its affiliates that are consolidated with it for financial reporting purposes, the "Company"), a Maryland corporation, was organized in 1979. The Company's operations consist of the ownership of real estate, both income-producing and unimproved, and office building management, primarily in the metropolitan Washington, D.C. area. The Company has been pursuing a plan to divest its three remaining non-income-producing properties, and has obtained appropriate financing and a long-term lease for its primary income-producing asset.

         RECENT DEVELOPMENTS. The following are descriptions of material developments within the past three years.

          TIMBERLAKE

          TWC, through a wholly-owned subsidiary, the Nanjemoy Associates Limited Partnership ("NALP") owned 361 acres in Charles County, Maryland for future residential development (the "Timberlake Project"). NALP defaulted on its quarterly interest payments on the purchase money mortgage made to NALP ("PMM") that was secured by 313 of the 361 acres comprising the Timberlake property. The principal amount of the PMM was $880,000 and it matured on January 15, 1998. The PMM was not guaranteed by TWC and the note contained a provision that the holder will rely solely on the property for repayment of the PMM. This default resulted in NALP losing 313 of the 361 acres of land due to foreclosure action by the note holder on February 2, 1999. As a result, the approved preliminary site plan was voided together with the various entitlements for the development of the property. For the fiscal year ending December 31, 1998, the net book value of the property was reduced by the $880,000 principal balance on the PMM, and $177,449 of accrued interest and real estate taxes. Management estimated the value of the remaining property to be $200,000, resulting in an additional estimated loss on asset valuation of $97,771 for the fiscal year ended December 31, 1999. Management made an additional adjustment to the net realizable value of the property during 2000 due to the poor results of land development zoning tests on several of the remaining lots. This resulted in an estimated loss on asset valuation of $75,000 for the year ended December 31, 2000. The remaining 48 acres most likely will be divided into a maximum of six lots. The number of lots that can be sold depends primarily on the results of percolation tests and the issuance of on-site sewage discharge permits by the state of Maryland, among other issues. To date, the Company has only been able to obtain sewage discharge permits for two lots.

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

         From November 1997 to November 25, 1998, ASLP's property was encumbered by mortgage notes to Allied. The outstanding principal balance on the mortgage loans accrued interest at a blended rate of 10%, based on the LIBOR rates. The notes were cash-flow mortgages with all excess cash flow, as defined by the notes, being applied to reduce the principal balance and to fund the required escrows. One of the mortgage agreements provided for the lender to receive a participation interest of 30% in the net cash flow and a 30% equity value in the property if and when it is sold, with such provision to survive any payoff of the mortgage.

         On November 25, 1998, the Allied Loan was repaid in full with proceeds of a loan obtained by ASLP and secured by the Arlington Square Project from Metropolitan Life Insurance Company ("MetLife") in the original principal amount of $21,500,000 (the "MetLife Loan"). At the closing of the MetLife Loan, $21,500,000 was disbursed to (i) repay the Allied Loan in the amount of $20,600,000; and (ii) to pay for costs associated with the MetLife Loan in the amount of $373,477. The MetLife Loan has a fixed interest rate of 6.80% and matures on December 1, 2010. See "Description of Properties - Arlington Square Project".

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

                  Approximately 95% of the Company's revenues for fiscal year 2000 were derived from the Arlington Square Project.

                  AWARD OF BID AND LEASE EXECUTION

         On June 22, 1998, the General Services Administration ("GSA"), an agency of the U.S. Government, executed the lease with ASLP which contained the following terms: (i) a firm ten (10) year term beginning October 1, 1998 through September 30, 2008; and (ii) fixed annual rent of $3,137,043.12 payable at the rate of $261,420.26 per month in arrears.

         In addition, on September 16, 1998, the U.S. Fish and Wildlife Service executed a ten year lease with ASLP for exclusive use of 231 parking spaces at the Arlington Square building. The annual rent is $175,000 escalating at 5% per year.

         ELECTION OF DIRECTORS

         TWC did not hold an annual or special stockholder's meeting in 2000, and did not elect directors in 2000.

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

         On October 25, 1996 at TWC's last annual stockholders meeting, William
N. Demas, formerly a Class B and Class C Director was elected as a Class A Director and Jose Ma. C. Castro was elected as a Class B and Class C Director to fill the position held by Mr. Demas. Jonathan C. Kinney was also re-elected as a Class B and Class C Director. In December of 2000, Jose Ma. C. Castro resigned as a Director of the Company. TWC is currently searching for another Class B and Class C Director.

(b)  BUSINESS OF THE REGISTRANT

          The Company's operations consist of the ownership of real estate, both income-producing and unimproved land, and the management of these real estate assets.

         OWNERSHIP OF INCOME-PRODUCING PROPERTIES

         TWC, directly and through ASI, owns a 74% interest in ASLP. ASLP owns
1.07 acres of land and an office building constructed thereon located in Arlington, Virginia. The building is leased to an agency of the U.S. Government under a ten year lease expiring in September of 2008. See "Business Development
- Award of Bid and Lease Execution." During the year ended December 31, 2000, approximately 95% of the Company's revenues was derived from income on the Arlington Square Project. In November 1998, the Arlington Square Project was refinanced, and in connection therewith, ASLP executed a promissory note and various other loan documents and TWC entered into a guaranty agreement with MetLife. See "Description of Properties - Arlington Square Project" and "Business Development - Recent Developments - Refinancing of the Arlington Square Loan."

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

         COMPETITION

         The Washington, D.C. area real estate market has fully recovered from most of the problems associated with the early 1990's, however, the Company must compete with other owners of real property that is now or will be for sale. A lack of buyers and financing may make the sale of real estate extremely difficult. Management believes this condition is expected to continue for the foreseeable future. The value of improved property, such as the Arlington Square Project, has stabilized in recent years.

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

         EMPLOYEES

         As of December 31, 2000, the Company employed three full-time persons and two part-time persons. Two of the Company's employees work at the Arlington Square Project as the Chief Engineer and the Assistant Engineer.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company's operations involve ownership of income-producing properties and unimproved land. The Company currently owns four principal properties and leases its corporate headquarters.

         The following table summarizes, as of December 31, 2000, the Company's ownership interests in its four principal properties and in two properties of secondary importance. More detailed disclosure relating to the principal properties follows immediately after the table.

                   THE WASHINGTON CORPORATION AND SUBSIDIARIES
                          REAL ESTATE PROPERTIES OWNED


                                                         ENCUM-
                                                        BRANCES
                                           PERCEN-     INCLUDING                               COSTS        WRITE UP/
                                            TAGE        ACCRUED        LOAN                  CAPITALIZED    (DOWN) TO         NET
                                           OWNER-      INTEREST      MATURITY               SUBSEQUENT TO    FAIR            BOOK
NAME                 DESCRIPTION            SHIP       AND TAXES       DATE       LAND        PURCHASE       VALUE          VALUE
----                 -----------            ----       ---------       ----       ----        --------       -----          -----
Arlington   46,481 sq. ft. of land with
Square      a building of approximately
Project     135,000 sq. ft. in
            Arlington County, Va.             74%    $21,105,417     12/10            0     12,352,799   2,307,794    $17,193,631(3)
                                                      $1,672,613     06/08

Timberlake  48 acres of land zoned
            for residential development
            located in Charles
            County, Md. (1)                  100%        -                      297,771         -         (172,771)      $125,000(4)

Ft.         7.3 acres of land with a
Washington  222-room hotel located in
            Ft. Washington, Pa. (2)          100%        -                      400,000         -              -         $400,000

River       16.6 acres of land zoned
Oaks        for commercial development
            located in Prince William
            County, Va.                      100%        -                    1,821,670        520,220   (2,141,890)     $200,000

Winchester  23.21 acres of land zoned
            for multi-family garden
            apartments located in
            Memphis, Tn.                     100%        -                      100,000         -          (100,000)            0

Port-O-     7 townhouse lots totaling
Dumfries    approximately 19,436 sq. ft.
            located in Dumfries, Va.         100%        -                       14,829         -           (14,829)            0

(1)  This property is owned by an wholly owned subsidiary of TWC.

(2) The lease on this property is subordinated to a first mortgage secured by the land and the leasehold which consists of a 222-room Holiday Inn. The Company has no payment obligation on the loan which was fully paid as of December 31, 2000.

(3) This amount reflects depreciation, deferred loan closing costs, and deferred rental concessions.

(4) The value of the Timberlake property was written down $75,000 due to the poor results of land development zoning tests in several on the remaining lots. The property was written down an additional $1,057,449 in 1999, the amount of principal and interest outstanding a loan secured by an additional 3.3 of the original 361 acres of the property, to reflect the foreclosure by the lender on such 313 acres.

PROPERTIES

         ARLINGTON SQUARE PROJECT

         TWC, directly and through a wholly-owned affiliate, owns a 74% interest in ASLP. ASLP owns 1.07 acres of land and an office building containing 135,000 gross square feet constructed thereon located in Arlington, Virginia. The building and parking garage is 100% leased to an agency of the U.S. Government under a ten year lease expiring in September of 2008. The terms of the lease require the tenant to pay base rent plus its proportionate share of certain operating expense increases. Also, the lease requires the tenant to pay base rent on the parking garage subject to 5% annual increases. During 2000 and 1999, the Company realized rental income of approximately $3,288,000 and $3,330,000, respectively, per year, or approximately $24.36 and $24.67, respectively, per rentable square foot based on a BOMA standard. During 2000 and 1999, approximately 95% and 88%, respectively, of the Company's revenues was derived from the Arlington Square Project.

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

         The Allied Loan, closed on November 21, 1997, included a 30% participation for Allied in the net cash flow and equity of the Arlington Square Project (the "Allied Participation Interest"). The Allied Participation Interest survived the repayment of the Allied Loan. Therefore, upon refinancing of the Allied Loan with the MetLife Loan, the Company entered into a forbearance agreement with Allied for the repurchase of the Allied Participation Interest. Under the forbearance agreement, the Company agreed to pay Allied $1,850,000 for the Allied Participation Interest, payable over 9 1/2 years at 7.5% interest requiring monthly payments of $22,739. In return, Allied agreed to forbear on certain of its surviving rights and subordinated its deed of trust to MetLife's deed of trust.

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

                  GENERAL INFORMATION

         For federal income tax purposes at December 31, 2000, the basis of the Arlington Square Project, including the land, building, tenant improvements on the project and equipment (including asset adjustments under Section 754 of the Internal Revenue Code of 1986, as amended) are stated as follows:

                Land                                         $ 2,791,072
                Building                                      19,389,512
                Tenant improvements                            1,587,548
                Equipment                                         34,589
                                                            -------------
                                                              23,802,721
                Less accumulated depreciation                 (7,727,691)
                                                             ------------
                Total                                         $16,075,030
                                                              ===========

Depreciation is determined using the straight-line method over the estimated useful lives of the assets. Building and tenant improvements are depreciated over 31.5 and 39 years respectively, and equipment is depreciated over seven years. The realty tax rate on the project is .986%, and in 2000 ASLP paid an aggregate of $242,075 in realty taxes.

         FORT WASHINGTON

         TWC owns a fee simple interest in a parcel of land on which a 222-room hotel is built. The property is located in Ft. Washington, Pennsylvania. Pursuant to a certain Lease Agreement dated March 24, 1974, TWC, as landlord, is paid an annual minimum rent of $66,000, plus one percent of gross room sales, but not less than $1,000 a month. The lease provides that upon termination of the lease on March 29, 2024, the property together with all improvements thereon shall accrue to the landlord free and clear of all liens. The Company believes that the Fort Washington property is adequate for its present use. During 2000 and 1999, the Company recorded revenues of $113,578 and $112,807 respectively, under the lease agreement.

         TIMBERLAKE

         TWC, through wholly-owned subsidiaries, owns 48 acres for future residential development in Charles County, Maryland. The Company has no plans for the future development of the Timberlake property, as its preliminary site plan was voided by the foreclosure by the note holder on 313 additional acres. The Company believes that the remaining 48 acres can be divided into a maximum of six lots, depending on the results of percolation tests and the issuance of on-site sewage discharge permits by the State of Maryland. To date, the Company has only been able to obtain sewage discharge permits for two lots. See "Business Development - Recent Developments - Timberlake."

         RIVER OAKS

         TWC, through a wholly-owned subsidiary, owns 100% of the partnership interests of Four Year Trail Limited Partnership. The partnership owns 16.6 acres of land located in Prince William County, Virginia, known as River Oaks. The Company has no obligations on this property except for the periodic payment of real estate taxes.

          COMPANY HEADQUARTERS

         TWC has an operating lease for its office space at 4550 Montgomery Avenue, Suite 220 North, Bethesda, Maryland 20814, which expires on January 31, 2004. Currently, TWC's rent obligations under the lease are $24,340 per annum. The rent increases annually at a rate of 3%.

         COMPETITION

         The real estate market in the Washington, D.C. area has fully recovered from most of the problems associated with the early 1990's, however, the Company must compete with other owners of real property that is for sale. A lack of buyers and financing may make the sale of the Company's properties extremely difficult. The value of the Arlington Square Project has stabilized in recent years.

         Competition for tenants to lease land and office space is also very strong, however, the Company's two principal income producing properties, the Arlington Square Project located in Arlington, Virginia and the Fort Washington property located in Fort Washington, Pennsylvania, as of December 31, 2000, are fully under lease to tenants until 2008 and 2024, respectively. Leasing is extremely competitive in these two areas.

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

         TWC has been unable to ascertain any market for TWC's common stock during 2000 or 1999. Consequently, TWC does not have any information concerning high and low bids on any class of its common stock during 2000 or 1999.

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

         Following the First Trigger, if it occurs, the holders of Class A Common Stock are to receive approximately 98.6%, and holders of Class B Common Stock are to receive the remaining approximate 1.4%, of all dividends and other distributions paid in respect of TWC's capital stock until such time as the Dividend Preference paid to the holders of Class A Common Stock equal 100% of the unsecured allowed claims in excess of $500 ("Allowed Class 7 Claims") (the "Second Trigger"). Until the occurrence of the Second Trigger, if any, the holders of Class C Common Stock have no right to receive any dividends in respect of Class C Common Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MATERIAL CHANGES IN FINANCIAL CONDITION

         During the year ended December 31, 2000 the Company's total assets were reduced by $1,111,000 from $19,402,000 to $18,343,000. Such decrease was primarily the result of depreciation of operating property and equipment, and a decrease in cash and cash equivalents, partially offset by an increase in escrow deposits.

         Real estate and development property decreased by $83,000 from $408,000 at December 31, 1999 to $325,000 at December 31,2000. This decrease was the result of an increase in the provision for estimated losses on asset valuation on the Timberlake property.

         Operating property and equipment decreased by $783,000 from $17,194,000 at December 31, 1999 to $16,411,000 at December 31, 2000. Such decrease was primarily the result of depreciation and the amortization of deferred rent concessions on the Arlington Square Project.

         Cash and cash equivalents decreased by $314,000 from $740,000 at December 31, 1999 to $426,000 at December 31, 2000. Such decrease was primarily the result of escrow deposits made on the Arlington Square Project and a reduction in the installment obligation on the Arlington Square Project.

         Escrow deposits increased by $171,000 from $248,000 at December 31, 1999 to $419,000 at December 31, 2000. Such increase was primarily the result of periodic deposits made to the reserves on the Arlington Square Project.

         Other assets decreased by $48,000 from $126,000 at December 31, 1999 to $78,000 at December 31, 2000. This decrease was primarily the result of a reduction of accounts receivable in Arlington Square, Inc. for the build out of the Arlington Square Project.

         During the year ended December 31, 2000, the Company's total liabilities decreased by $561,000 from $23,196,000 at December 31, 1999 to $22,635,000 at December 31, 2000. Such decrease was primarily the result of a reduction in installment obligation for the Arlington Square Project and a reduction in accounts payable and other liabilities.

         Notes payable - Arlington Square Project decreased by $485,000 from $22,899,000 at December

31, 1999 to $22,414,000 at December 31, 2000. Such decrease was the result of principal payments on the two mortgages.

         Accounts payable and other liabilities decreased by $72,000 from $166,000 at December 31, 1999 to $94,000 at December 31, 2000. Such decrease was primarily the result of a decrease in accrued expenses.

RESULTS OF OPERATIONS

         Revenues decreased by $135,000 from $3,598,000 for the year ended December 31, 1999 to $3,463,000 for the year ended December 31, 2000. Such decrease was primarily the result of a decrease in other income partially offset by an increase in operating property income.

         Operating property rental income increased by $40,000 from $3,248,000 for the year ended December 31, 1999 to $3,288,000 for the year ended December 31, 2000. This increase was the result of increased income received from the Arlington Square Project, which is the Company's primary source of rental income.

         Other income decreased by $210,000 from $235,000 for the year ended December 31, 1999 to $25,000 for the year ended December 31, 2000. This decrease was attributable to a reduction in build out fees earned by Arlington Square, Inc. related to the build-out of the Arlington Square Project.

         Total expenses increased by $173,000 from $2,974,000 for the year ended December 31, 1999 to $3,147,000 for the year ended December 31, 2000. This increase is primarily due to an increase in operating property expenses, an increase in general and administrative expenses, partially offset by a decrease in interest expense.

         During 2000 and 1999, the Company recorded a provision for estimated losses due to the reduction in net realizable value of certain real estate and development properties of the Company in the amount of $83,000 and $98,000, respectively.

         Interest expense decreased by $10,000 from $1,559,000 for the year ended December 31, 1999 to $1,549,000 for the year ended December 31, 2000. This decrease was the result of current payments on the Arlington Square Project mortgage balance.

         Operating property expenses increased by $175,000 from $870,000 for the year ended December 31, 1999 to $1,045,000 for the year ended December 31, 2000. This increase is due to an increase in operating expenses relating to the Arlington Square Project.

         General and administrative expenses increased by $21,000 from $448,000 for the year ended December 31, 1999 to $469,000 for the year ended December 31, 2000. This increase is due to an increase in administrative expenses relating to The Washington Corporation.

         Net income before depreciation and amortization decreased by $308,000 to income of $316,000 for the year ended December 31, 2000 from $624,000 for the year ended December 31, 1999. Such decrease was a result of an increase in total expenses as described above, and a decrease in revenues.

         Depreciation and amortization increased by $7,000 from $809,000 for the year ended December

31, 1999 to $816,000 for the year ended December 31, 2000. This increase is primarily depreciation from the Arlington Square Project.

         Net loss increased by $314,000 from a net loss of $185,000 for the year ended December 31, 1999 to a net loss of $499,000 for the year ended December 31, 2000. This increase was the result of the changes in the items described above, primarily the reduction in build out fees earned by Arlington Square, Inc. related to the build out of the Arlington Square Project.

LIQUIDITY AND CAPITAL RESOURCES:  OUTLOOK

         The Company's primary sources of funds for 2000 came from rental income and property management fees. As of December 31, 2000, the Company had cash and cash equivalents and escrow deposits totaling approximately $845,000 of which $419,000 was escrow deposits. The Company expects its primary source of funds for 2001 to continue to be rents received on the Arlington Square Project.

         During 2000, cash and cash equivalents decreased by $314,000 as compared to a decrease of $88,000 for 1999. This decrease in 2000 was primarily due to the result of escrow deposits made on the Arlington Square Project and a reduction in the installment obligation on the Arlington Square Project. Future sources of funds are anticipated to come from the rents and property management fees. The Company has tried without success to sell its remaining assets.

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

         On October 25, 1996 at TWC's annual stockholders meeting, William N. Demas, formerly a Class B and Class C Director was elected as a Class A Director and Jose Ma. C. Castro was elected as a Class B and Class C Director to fill the position held by Mr. Demas. Jonathan C. Kinney was also re-elected as a Class B and Class C Director. In December of 2000, Jose Ma. C. Castro resigned as a Director of the company. TWC is currently searching for another Class B and Class C Director.

         The Company does not have a plan to address its liquidity problems other than to continue to try to sell assets held for investment and to continue to manage and collect rents from the Arlington Square Project. If these attempts are not successful, or, if the Arlington Square Project were to suffer a significant setback, the Company may be forced to sell its remaining properties for significantly less than recorded values.

ITEM 7.  FINANCIAL STATEMENTS



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                PAGES
                                                                                -----
         Independent Auditor's Report                                              16

         Consolidated Balance Sheets at December 31, 2000 and 1999                 17

         Consolidated Statements of Operations for the years ended
           December 31, 2000 and December 31, 1999                                 18

         Consolidated Statements of Stockholders' (Deficiency) Equity              19

         Consolidated Statements of Cash Flows                                     20

         Notes to Consolidated Financial Statements                               21-27

[ARONSON FETRIDGE & WEIGLE LOGO]                       700 KING FARM BOULEVARD
                                                     ROCKVILLE, MARYLAND 20850
                                                            PHONE 301.231.6200
                                                              FAX 301.231.7630
                                                                www.afwcpa.com


INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
THE WASHINGTON CORPORATION
Bethesda, Maryland

We have audited the accompanying Consolidated Balance Sheets of THE WASHINGTON CORPORATION AND SUBSIDIARIES (the "Company") as of December 31, 2000 and 1999, and the related Consolidated Statements of Operations, Deficiency in Stockholders' Equity and Cash Flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of THE WASHINGTON CORPORATION AND SUBSIDIARIES as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has incurred continuing losses from operations and has been unable to dispose of certain of its real estate assets. As a result, the Company may not be able to continue to meet its obligations as they come due. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 11. The eventual outcome of these matters are not presently determinable and the consolidated financial statements to not include any adjustments that might be necessary should the Company be unable to continue in existence.

ARONSON, FETRIDGE & WEIGLE

/s/ ARONSON, FETRIDGE & WEIGLE

Rockville, Maryland
February 2, 2001

CERTIFIED PUBLIC ACCOUNTANTS
AND MANAGEMENT CONSULTANTS           16      [Moores Rowland International LOGO]
--------------------------------------------------------------------------------

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31, 2000 AND 1999



                                                                                      2000                     1999
                                                                               -------------------      -------------------
ASSETS
  Real estate and development property (Notes 1 and 2)                                   $325,002                 $408,000
  Operating property and equipment, net (Notes 1,2 and 5)                              16,410,644               17,193,631
  Cash and cash equivalents (Note 1)                                                      426,367                  740,401

  Escrow deposits                                                                         418,833                  247,964
  Land purchase leaseback (Note 3)                                                        400,000                  400,000
  Accounts receivable - Arlington Square Project                                          284,012                  285,901
  Other assets (Note 4)                                                                    78,257                  126,407
                                                                               -------------------      -------------------
Total Assets                                                                          $18,343,115              $19,402,304
                                                                               ===================      ===================

LIABILITIES

 Note payable  -  Arlington Square Project (Note 5)                                   $22,413,659              $22,898,870
 Accrued interest payable                                                                 127,870                  130,758
 Accounts payable and other liabilities                                                    93,884                  166,090
                                                                               -------------------      -------------------
Total Liabilities                                                                      22,635,413               23,195,718
                                                                               -------------------      -------------------

COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 9 and 10)



STOCKHOLDERS' (DEFICIT) EQUITY

  Common stock, $.01 par value; shares issued (Note 8)
     Class A - 1,675,163 authorized, 1,640,327 shares
         issued and outstanding                                                            16,403                   16,403
     Class B - 24,429 authorized, 21,476 shares issued
         and outstanding                                                                      215                      215
     Class C - 45,639 authorized, 45,119 shares issued
         and outstanding                                                                      451                      451
     Additional paid-in capital                                                         2,804,821                2,804,821
     Accumulated deficit                                                              (7,114,188)              (6,615,301)
                                                                               -------------------      -------------------
     Total Stockholders' (Deficit) Equity                                             (4,292,298)              (3,793,411)

     Total Liabilities and Stockholders' (Deficit) Equity                              18,343,115              $19,453,924
                                                                               ===================      ===================

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                      2000                          1999
                                                                               --------------------          -------------------
REVENUES
  Operating property rental income (Note 9)                                             $3,287,703                   $3,247,726
  Rent from land purchase leaseback (Note 3)                                               113,578                      112,807
  Other income                                                                              24,470                      235,491
  Interest income                                                                           37,765                        2,719
                                                                               --------------------          -------------------
        Total revenues                                                                   3,463,516                    3,598,743
                                                                               --------------------          -------------------

EXPENSES
  Operating property expenses                                                            1,045,479                      870,484
  Interest expense (Note 5)                                                              1,549,459                    1,558,577
  General and administrative expenses                                                      468,702                      447,490
  Provision for estimated losses on asset value adjustments (Note 2)                        82,998                       97,771
                                                                               --------------------          -------------------
       Total expenses                                                                    3,146,638                    2,974,322
                                                                               --------------------          -------------------
NET (LOSS) INCOME BEFORE DEPRECIATION AND
  AMORTIZATION                                                                             316,878                      624,421

DEPRECIATION AND AMORTIZATION (NOTE 1)                                                     815,765                      809,456
                                                                               --------------------          -------------------
NET LOSS                                                                              $  (498,887)                  $ (185,035)
                                                                               ====================          ===================


LOSS PER COMMON SHARE  (BASIC):
                                                                                       $    (0.29)                   $   (0.11)
                                                                               ====================          ===================


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                       COMMON                  ADDITIONAL
                                        STOCK                    PAID-IN                ACCUMULATED
                                      (NOTE 10)                  CAPITAL                  DEFICIT                    TOTAL
                                ---------------------     --------------------    ----------------------     ---------------------

BALANCE, JANUARY 1, 1999                  $   17,069              $ 2,804,821            $  (6,430,266)             $ (3,608,376)


NET LOSS                                                                                      (185,035)                ($185,035)
                                                   -                        -
                                ---------------------     --------------------    ----------------------     ---------------------

BALANCE, DECEMBER 31, 1999                    17,069                2,804,821               (6,615,301)              ($3,793,411)

NET LOSS                                                                                      (498,887)                ($498,887)
                                                   -                        -
                                ---------------------     --------------------    ----------------------     ---------------------

BALANCE, DECEMBER 31, 2000                $   17,069              $ 2,804,821            $  (7,114,188)             $ (4,292,298)
                                =====================     ====================    ======================     =====================

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                    2000                      1999
                                                                           ------------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                             $   (498,887)             $   (185,035)
Adjustments to reconcile net loss to net cash provided
by operating activities:
  Provision for estimated losses on asset valuations                                        82,998                    97,771
  Depreciation and amortization                                                            750,165                   743,856
  Amortization of deferred rent concessions                                                 65,600                    65,600
  Interest earned on restricted escrows                                                    (20,868)                        -
  Decrease (increase) in accounts receivable - Arlington Square Project                      1,889                  (28,428)
  Decrease (increase) in other assets                                                       99,769                 (133,615)
  Decrease in accrued interest payable                                                      (2,888)                  (2,778)
  (Decrease) increase in accounts payable and other liabilities                          (123,823)                    44,409
                                                                           ------------------------    ----------------------
      Net cash provided by operating activities                                            353,955                   601,780
                                                                           ------------------------    ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                                                  (32,778)                  (37,134)
Withdrawals from restricted escrows                                                             -                   201,550
Deposits to restricted escrows                                                           (150,000)                 (391,860)
                                                                           ------------------------    ----------------------
        Net cash used in investing activities                                            (182,778)                 (227,444)
                                                                           ------------------------    ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Curtailments of mortgage loan                                                          (485,211)                 (451,130)
  Curtailments on notes payable                                                                                     (11,698)
                                                                                                 -
          Net cash used in financing activities                                          (485,211)                 (462,828)
                                                                           ------------------------    ----------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                  (314,034)                  (88,492)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             740,401                   828,893
                                                                           ------------------------    ----------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $    426,367              $    740,401
                                                                           ========================    ======================
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid during the year                                                      $   1,552,347             $   1,561,335
                                                                           ========================    ======================

Noncash transactions
     During 1999, the Company defaulted on a purchase money mortgage secured by real estate. The default resulted in a foreclosure on 313 acres of land recorded on the financial statements at $1,057,449 that was used to satisfy an $880,000 note payable and $177,449 of accrued interest.

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

FINANCIAL INSTRUMENTS

         Management believes the fair market value of all financial instruments approximates the amounts reported on the accompanying balance sheets.

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

NOTE 2
REAL ESTATE AND DEVELOPMENT PROPERTY

         Residential development efforts in the past included the acquisition of raw land for the development of planned sites or finished building lots for sale to homebuilders. The Company, through a wholly-owned subsidiary, owned 363 acres known as Timberlake in Charles County, Maryland. In February, 1999, 313 acres of this project was foreclosed upon by the lender. Upon foreclosure, the recorded value of the property was reduced by $1,057,449 which represented the outstanding principal balance of $880,000 plus accrued interest of $177,449. Management estimated the net realizable value of the property's remaining 48 acres to be $200,000, resulting in an estimated loss on asset valuation of $97,771 for the year ended December 31, 1999. Management made an additional adjustment to the net realizable value of the property during 2000 due to poor results from land development zoning tests on several of the remaining lots. This resulted in an estimated loss on asset valuation of $75,000 for the year ended December 31, 2000.

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

         In addition, the Company owns 23.21 acres in Memphis, Tennessee zoned for multi-family garden apartments and seven townhome lots in Dumfries, Virginia. Management has estimated the net realizable value of these properties as not having much value, resulting in an estimated loss on asset valuation of $7,998 for the year ended December 31, 2000.

NOTE 3
LAND LEASE

         The Company owns a fee simple interest in land underlying a hotel located in Ft. Washington, Pennsylvania. The property had an original cost and current value of $400,000. The minimum annual rent under the lease, which expires in 2024, is $66,000 plus one percent of gross room sales of the property, but not less than $1,000 a month. As of December 31, 2000, the minimum lease payments due pursuant to this lease through expiration are as follows:

                  2001                                              78,000
                  2002                                              78,000
                  2003                                              78,000
                  2004                                              78,000
                  2005                                              78,000
                  Thereafter                                     1,501,500
                                                                ----------
                                                                $1,891,500
                                                                ==========

NOTE 4
OTHER ASSETS

         Other assets includes prepaid expenses, security deposits and management fees.

NOTE 5
ESCROW DEPOSITS

         At December 31, 2000 and 1999, deposited funds of $418,833 and $247,964, primarily for the Arlington Square Project as required by the lender, were restricted for replacement reserve, and tax and insurance escrows.

NOTE 6
INSTALLMENT OBLIGATIONS - ARLINGTON SQUARE PROJECT

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

         At December 31, 2000, the scheduled future maturities of the obligations is as follows:

               YEAR ENDING
               DECEMBER 31                                       AMOUNT
               -----------                                       ------
                  2001                                        $     518,882
                  2002                                              556,491
                  2003                                              596,833
                  2004                                              640,106
                  2005                                              686,523
                  Thereafter                                     19,414,824
                                                                -----------
                                                                $22,413,659
                                                                ===========


NOTE 7
OPERATING PROPERTY AND EQUIPMENT - ARLINGTON SQUARE PROJECT

         At December 31, 2000 and 1999, operating property and equipment is stated at the net "fresh start" value of $23,000,000, less related accumulated depreciation and amortization of related intangibles. For "fresh start" reporting purposes, the Arlington Square Project was revalued to an amount equal to the original amount of the non-recourse debt secured by the property.

         At December 31, 2000 and 1999, operating property and equipment consisted of:

                                                          2000                      1999
                                                     --------------            --------------
         Land, building and equipment                  $23,595,431                $23,599,136
         Tenant improvements                             1,603,452                  1,603,452
         Deferred rental concessions, net                  508,400                    574,000
         Deferred loan closing costs, net                  246,820                    278,668
                                                     --------------             -------------
                                                        25,954,103                 26,055,256
         Less depreciation and amortization             (9,543,459)                (8,861,625)
                                                     --------------             -------------
                                                       $16,410,644                $17,193,631
                                                     ==============             =============

NOTE 8
INCOME TAXES

         As of December 31, 2000, the Company had tax net operating loss carryforwards of approximately $19,856,000. The deferred tax asset associated with these net operating loss carryforwards of approximately $7,290,000 is offset by the valuation allowance applied to the deferred tax asset. The net operating losses for income tax reporting purposes will expire as follows:

                  2004 -   $1,309,000               2008 -    $1,429,000
                  2005 -    5,652,000               2018 -        91,000
                  2006 -      155,000               2019 -     1,565,000
                  2007 -    9,405,000               2020 -       250,000

NOTE 9
RELATED PARTY TRANSACTIONS

         During 2000 and 1999, the Company engaged a law firm in which one current director of the Company serves as partner in the firm. During 2000 and 1999, the Company paid $9,366 and $9,636, respectively, in fees to this law firm. During the year ended December 31, 2000 and 1999, the Company paid $16,867 and $20,023, respectively, of consulting fees for construction services to an entity affiliated with another current director.

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

         As of December 31, 2000, the number of common shares outstanding is as follows:


                                            Class A    1,640,327
                                            Class B       21,476
                                            Class C       45,119

NOTE 11
LESSOR ARRANGEMENTS

         The Company, through its 74% interest in ASLP, owns a building and parking garage which is 100% leased to an agency of the U.S. Government under a ten year lease expiring in September, 2008. During the years ended December 31, 2000 and 1999, the Company realized income from this lease of approximately $3,288,000 and $3,248,000, net of rental concessions, respectively, or 95% and 88% of total revenues, respectively. The terms of the lease require the tenant to pay base rent plus its proportionate share of increases in certain operating expenses. Also, the lease requires the tenant to pay base rent on the parking garage subject to 5% annual increases.

         The minimum lease payments due pursuant to this lease at December 31, 2000 are as follows:

                                    2001                             $ 3,261,540
                                    2002                               3,271,308
                                    2003                               3,299,277
                                    2004                               3,363,184
                                    2005                               3,374,491
                                    Thereafter                         9,341,588
                                                                       ---------
                                            Total                    $25,911,387
                                                                     ===========

NOTE 12
OFFICE LEASE

         The Company is obligated under an operating lease for its office space which expires January 31, 2004. The rent increases annually by 3%. The future annual rents under this lease are:

                                    2001                                          24,281
                                    2002                                          25,006
                                    2003                                          25,750
                                    2004                                           2,151
                                                                                --------
                                    Total                                      $  77,188
                                                                               =========

         Rental expense under the Company's office lease agreements was $25,963 and $20,645 for 2000 and 1999, respectively.

NOTE 13
GOING CONCERN

         The Company has continued to incur losses and has been unable to liquidate certain of its real estate assets in a timely manner and is facing certain liquidity problems in the near future if these assets cannot be disposed. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management does not have a formal plan to address these possible liquidity problems although they will continue to monitor and reduce administrative costs and/or attempt to delay payment for certain services until properties are sold. If these attempts are not successful, the Company may be forced to sell its remaining properties for significantly less than the recorded values. The eventual outcome of these matters cannot be determined. The accompanying financial statements do not include any adjustments to assets or recorded liabilities of the Company if it is forced to liquidate prematurely and sales of assets and settlement of liabilities are not conducted in the normal course of business.

NOTE 14
NET LOSS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic net loss per share computations for 2000 and 1999:

                                                        2000
                                    ------------------------------------------------
                                        LOSS              SHARES         PER SHARE
                                    (NUMERATOR)        (DENOMINATOR)       AMOUNT
                                    -----------        -------------     ---------
Basic net loss per share
  Net loss                         $   (498,887)         1,706,922       $    (.29)
                                   =============         =========       ===========

                                                        1999
                                    ------------------------------------------------
                                        LOSS               SHARES        PER SHARE
                                     (NUMERATOR)        (DENOMINATOR)      AMOUNT
                                     -----------        -------------    ---------
Basic net loss per share
  Net Loss                          $   (185,035)         1,706,922      $    (.11)
                                    =============         =========      ===========

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

         TWC's Bylaws require no less than two (2) directors, at least one of which is a Class A Director, shall constitute a quorum for a Board of Directors meeting and the vote of a majority of the Class A Directors participating at such meeting is necessary for the Board to act. The Board of Directors is composed of one (1) Class A Director and two (2) Class B and C Directors. On October 25, 1996, William N. Demas, formerly a Class B and Class C Director was elected as a Class A Director and Jose Ma. C. Castro was elected as a Class B and Class C Director to fill the position held by Mr. Demas. Jonathan C. Kinney continues to serve as a Class B and C Director. In December of 2000, Jose Ma. C. Castro resigned as a Class B Director of the company. TWC is currently searching for another Class B and C Director. Both directors are elected to serve until the next annual meeting of shareholders or the next special meeting of shareholders called for the election of directors, and until their successors have been elected and qualified. TWC did not hold an annual or special meeting of shareholders in 2000. See "Description of Business - Business Development - Recent Developments."

         TWC's executive officers and directors are:


         NAME                                 AGE                       POSITION
         ----                                 ---                       --------
         William N. Demas                      64             Chairman of the Board of Directors,
                                                              Chief Executive Officer and President

         Jonathan C. Kinney                    55             Director

         Jose Ma. C. Castro                    45             Director (resigned in December 2000)

         Geraldine Piatt                       65             Secretary

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


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires that directors and officers of a registrant and persons owning more than ten percent of such registrant's equity securities registered under Section 12 of the Securities Exchange Act file reports of ownership and changes in ownership ("Section 16 Filings") with the Securities and Exchange Commission (the "SEC"). The SEC requires that copies of all such
Section 16 Filings be furnished by the filers to the registrant. TWC has not received any Section 16 Filings during Fiscal 2000.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the annual compensation earned by the President and Chief Executive Officer of TWC (the "Named Executive Officer") for services rendered to TWC in all capacities for the fiscal years ended December 31, 2000 ("Fiscal 2000"), December 31, 1999 ("Fiscal 1999") and December 31, 1998 ("Fiscal 1998"):

                           SUMMARY COMPENSATION TABLE

                                                               ANNUAL COMPENSATION
                                      --------------------------------------------------------------------
                                                                            OTHER                 ALL
                                                                            ANNUAL               OTHER
NAME AND PRINCIPAL POSITION           YEAR      SALARY       BONUS       COMPENSATION        COMPENSATION
---------------------------           ----      ------       -----       ------------        ------------
William N. Demas, Chief
 Executive Officer                    2000      123,631        -               -               24,852 (1)
 and President
                                      1999       74,000        -               -               24,852 (1)

                                      1998       72,843        -               -               24,852 (1)

------------------
(1) Since August 1993, TWC has paid the premiums on a life insurance policy for Mr. Demas ("the Demas Policy"). The amounts shown represent TWC's total annual payments therefor in Fiscal 2000 and Fiscal 1999. In both years, TWC reduced Mr. Demas's base salary by the amount equal to the costs of the Demas Policy.

         TWC has not granted stock options, restricted stock awards, or share appreciation rights during Fiscal 2000, Fiscal 1999, and Fiscal 1998. Since its reorganization in 1992, TWC has not had a long-term incentive plan or pension plan. However, in 1992, TWC established a noncontributory Salary Reduction SEP on behalf of its employees (including Mr. Demas), pursuant to which employees, at their election, may defer a percentage of their annual salaries.

EMPLOYMENT AGREEMENT WITH WILLIAM N. DEMAS

         On July 30, 1992, William N. Demas entered into an agreement with TWC providing for his employment as President and Chief Executive Officer of TWC (the "Employment Agreement"). The Employment Agreement expired on July 30, 1995.

         Since the expiration of the Employment Agreement on July 30, 1995, Mr. Demas has been acting as the President and Chief Executive Officer of TWC without a written employment agreement. Mr. Demas has been serving in such positions for a base salary of approximately $63,000 per year and performs such services on a part-time basis, not to exceed 25 hours per week. In addition, Mr. Demas receives as benefits health insurance and reimbursement of expenses incurred on behalf of TWC. The salary increase in 2000 is due to accrued and unpaid payroll from 1998 to 2000 that was paid to Mr. Demas in 2000.

         In addition, since August 1993, in lieu of paying Mr. Demas' full salary, TWC has paid the monthly premiums on a life insurance policy for Mr. Demas.

COMPENSATION OF DIRECTORS

         In accordance with TWC's Bylaws, directors may be reimbursed for any reasonable expenses incurred in connection with their service on the Board of Directors. There are no other arrangements pursuant to which directors of TWC are compensated for services as director. Messrs. Demas, Kinney and Castro did not seek or receive any reimbursement for their expenses in Fiscal 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

         The following table shows with respect to each person or entity known by TWC to be the beneficial owner of more than 5% of any class of TWC's voting securities as of December 31, 2000, (i) the number of shares so owned, and (ii) the percentage of all shares represented by such ownership (based upon the number of shares outstanding in the class) as of December 31, 2000.


TITLE OF                                                                                            SHARES BENEFICIALLY OWNED
 CLASS                                                                                             # OF SHARES    % OF CLASS(1)
--------                                                                                          ------------    -------------
Class A                        Kevin E. Foley,                                                        410,618           24.7
Common Stock                   Deputy Superintendent of Insurance of the State of New
                               York, as  Agent of the Rehabilitator of Executive Life
                               Insurance of New York(2)

Class A                        AIF II, L.P.(3)                                                        325,242           19.6
Common Stock

Class A                        Lion Advisors, L.P.(3)                                                 325,242           19.6
Common Stock

Class C                        The Antonelli Creditors Liquidating Trust                               18,206           40.1
Common Stock

Class C                        Andrea Kinney Greene                                                     4,116            9.1
Common Stock

Class C                        David B. Kinney                                                          5,326           11.7
Common Stock

Class C                        David H. Kinney                                                          4,154            9.2
Common Stock

------------------
(1) For purposes of this table and the table set forth immediately below, under the heading "Directors and Executive Officers", the percentage of shares owned by each shareholder listed is based on the number of Class A Common Stock, Class B Common Stock and Class C Common

Stock (the "New Shares") that have been authorized pursuant to TWC's plan of reorganization. The authorized New Shares equal the number of New Shares issued and outstanding. Under the plan of reorganization, shareholders could claim their New Shares until July 30, 1995, after which date TWC would have the right to cancel any and all of the unclaimed New Shares. Because the New Shares have not been registered under the Securities Act of 1933, shareholders are not required to file statements with the SEC under section 13(d) and 13(g) concerning their beneficial ownership of such shares. The information set forth in the table is based principally upon information provided by the Company's transfer agent and plan of reorganization.

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

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth, as of December 31, 2000, information with respect to beneficial ownership of TWC's capital stock by (i) the Named Executive Officers, (ii) each director and (iii) all directors and executive officers of TWC as a group.



       NAME AND ADDRESS OF                                                       AMOUNT AND NATURE OF           PERCENTAGE OF CLASS
         BENEFICIAL OWNER(1)                  TITLE OF CLASS                     BENEFICIAL OWNERSHIP              OUTSTANDING
------------------------------------    --------------------------                --------------------          -------------------
William N. Demas                        Class A Common Stock                             7,608                        *
                                        Class C Common Stock                             8,982(2)                   19.8

Jonathan C. Kinney                      Class A Common Stock                               523(3)                     *
                                        Class C Common Stock                             4,564(4)                   10.1

Jose Ma. C. Castro                      Class A Common Stock                               198                        *

Directors and Officers as a Group       Class A Common Stock                             8,131                        *
  (2 persons)                           Class C Common Stock                            13,546                      29.9

--------------------------
* Less than 1% of outstanding shares of the Class

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Kinney and certain members of Mr. Kinney's family (collectively, the "Kinney Family") have a 16% ownership interest (6% of which is Mr. Kinney's personal holding) in ASLP, which owns the Arlington Square Project. Mr. Demas has a 7% ownership interest in ASLP. The Company owns 74% of the equity directly and indirectly, of ASLP and is its general partner. In Fiscal 2000 and Fiscal 1999, Messrs. Demas and Kinney and the Kinney Family received partnership distributions from their limited partnership interests of $10,500, $9,000, and $15,000 respectively. Messrs. Demas and Kinney and the Kinney Family expect to receive similar distributions in fiscal year 2001. See "Description of Properties - Arlington Square Project.

         In Fiscal 2000 and Fiscal 1999, the Company paid legal fees of approximately $9,366 and $9,636 respectively to Bean, Kinney & Korman, P.C., the law firm in which Mr. Kinney is partner and stockholder.

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

10.32 Forbearance Agreement dated December 1, 1998, by and among Arlington Square Limited Partnership, Arlington Square, Inc., The Washington Corporation, and Allied Capital Corporation, is incorporated herein by reference.

10.33 Amended and Restated Promissory Note dated December 1, 1998, in the original principal amount of $1,850,000 with Arlington Square Limited Partnership as borrower and Allied Capital Corporation as holder, is incorporated herein by reference.

10.34 Termination of Forbearance Agreement dated December 31, 1999, by and among Arlington Square Limited Partnership, Arlington Square, Inc., The Washington Corporation, and Allied

         Capital Corporation, is incorporated herein by reference.

10.35 First Modification to Deed of Trust and Security Agreement "B" dated November 24, 1998, by and between Arlington Square Limited Partnership and Allied Capital Corporation, is incorporated herein by reference.

10.36 Second Modification to Deed of Trust and Security Agreement "B" dated December 31, 1999, by and between Arlington Square Limited Partnership and Allied Capital Corporation, is incorporated herein by reference.

10.37 Guarantor's Consent and Acknowledgment dated November 24, 1998, by and between Arlington Square Limited Partnership and Allied Capital Corporation, is incorporated herein by reference.

11. Computation of per share earnings for the years ended December 31, 2000 and 1999 is attached hereto.

21. Subsidiaries of the Registrant as of December 31, 2000 is attached hereto.

(b) REPORTS ON FORM 8-K. The Company filed no report on Form 8-K during fourth quarter of 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     THE WASHINGTON CORPORATION


Date:        4/13/01                                          By:       /s/ WILLIAM N. DEMAS
     ----------------------------------                          -----------------------------------
                                                              William N. Demas
                                                              Chairman of the Board of Directors/
                                                              President


Date:       4/13/01                                           By:       /s/ JOSE MA. C. CASTRO
     ----------------------------------                           ----------------------------------
                                                              Jose Ma. C. Castro
                                                              Controller


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:       4/13/01                                           By: /s/ WILLIAM N. DEMAS
     ----------------------------------                          -----------------------------------
                                                              William N. Demas
                                                              Chairman of the Board of Directors/
                                                              President


Date:       4/13/01                                           By: /s/ JONATHAN C. KINNEY
     ----------------------------------                           ----------------------------------
                                                              Jonathan C. Kinney
                                                              Director