Form 10QSB
period 2001-03-31
WASHINGTON CORP
filed 2001-05-21
CIK 314625

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2001
Commission File No. 1-7228

THE WASHINGTON CORPORATION
(Exact Name of Small Business Issuer as Specified in Its Charter)

Maryland	52-1157845
(State of Incorporation)	(I.R.S. Employer Identification Number)

4550 Montgomery Avenue, Bethesda, Maryland
20814
(Address of principal executive office)

(301) 657-3640
(Issuer’s telephone number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                         Yes  ☒                        No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of each of the registrant’s classes of common stock as of March 31, 2001:
(1)	1,640,327 shares of Class A Common Stock
(2)	21,476 shares of Class B Common Stock
(3)	45,119 shares of Class C Common Stock

THE WASHINGTON CORPORATION
INDEX

PART I. FINANCIAL STATEMENTS
ITEM I: FINANCIAL STATEMENTS

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31,
	2001	December 31,
	(unaudited)	2000
ASSETS

Real estate and development properties	$325,002	$325,002
Operating property and equipment, net	16,180,701	16,410,644
Cash and cash equivalents	399,077	426,367
Escrow deposits	495,930	418,833
Land purchase leaseback	400,000	400,000
Accounts receivable-Arlington Square Project	295,085	284,012
Other assets	56,485	78,257
Total Assets	$18,152,280	$18,343,115

LIABILITIES

Note payable - Arlington Square	$22,287,143	$22,413,659
Accrued interest payable	127,139	127,870
Accounts payable and other liabilities	138,544	93,884
Total Liabilities	22,552,826	22,635,413

STOCKHOLDERS’ EQUITY

Common stock, $.01 par value; shares issued
Class A - 1,675,163 authorized, 1,640,327 shares issued and outstanding	16,403	16,403
Class B - 24,429 authorized, 21,476 shares issued and outstanding	215	215
Class C - 45,639 authorized, 45,119 shares issued and outstanding	451	451
Additional paid-in capital	2,804,821	2,804,821
Accumulated deficit	(7,222,436)	(7,114,188)
Total Stockholders’ (Deficit) Equity	(4,400,546)	(4,292,298)

Total Liabilities and Stockholders’ (Deficit) Equity	$18,152,280	$18,343,115

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000

	THREE MONTHS ENDED MARCH 31,
	2001	2000
REVENUES

Operating property rental income	$827,518	$805,188
Rent from land purchase leaseback	28,466	27,489
Other income	5,074	211,027
Interest income	2,844	5,412

	863,902	1,049,116

EXPENSES
Operating property expenses	298,298	275,826
Interest expense	382,134	390,324
General and administrative expenses	113,012	113,202
Other expenses	0	146,868
	793,444	926,220

Net income before depreciation and amortization	70,458	122,896
Depreciation and amortization	178,706	184,987
Net loss	($108,248)	($62,091)

Earnings (loss) per share:
Net income before depreciation and amortization	$0.04	$0.07
Depreciation and amortization	$0.10	$0.11
Net Loss	($0.06)	($0.04)

The accompanying Notes to Consolidated Financial Statements are an
integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000

	Three Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($108,248)	($62,091)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	195,106	201,387

Decrease in interest payable	(739)	(1,092)
Decrease in other assets	114,889	90,432
Decrease in accounts payable and other liabilities	86	10,093
NET CASH PROVIDED BY OPERATING ACTIIVITIES	201,094	238,729

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed assets	(3,900)	0
(Increase) in escrow deposits	(97,965)	(97,964)
NET CASH USED IN INVESTING ACTIVITES:	(101,865)	(97,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(126,516)	(117,973)
NET CASH USED IN FINANCING ACTIVITIES:	(126,516)	(117,973)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(27,287)	22,792

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	426,367	740,401

CASH AND CASH EQUIVALENTS, END OF PERIOD	$399,080	$763,193

CASH PAID DURING THE PERIOD FOR INTEREST	$382,135	$390,324

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

             The accompanying condensed consolidated financial statements have been prepared by The Washington Corporation (“TWC” and collectively with its affiliates that are over 50% owned by TWC and consolidated for financial reporting purposes, the “Company”) without audit.  Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements.  The Company believes the disclosures made are adequate to make the information presented not misleading when read in conjunction with the financial statements and notes thereto included in the Company’s Report on Form 10-KSB for the year ended December 31, 2000.

             In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of The Washington Corporation and subsidiaries as of March 31, 2001, and the results of operations for the three months ended March 31, 2001 and 2000 and statements of cash flow for the three months ended March 31, 2001 and 2000.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

             The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in this Form 10-QSB.  This discussion contains forward-looking statements, including statements regarding the Company’s strategy, financial performance and revenue sources which involve risks and uncertainties.  The Company’s actual results may differ materially from those anticipated in these forward-looking statements.

Material Changes in Financial Position

             Total assets decreased by $191,000 from $18,343,000 at December 31, 2000 to $18,152,000 at March 31, 2001.  Such decrease was primarily the result of depreciation on operating property equipment, and a decrease in cash and cash equivalents and in other assets, offset, in part, by an increase in escrow deposits.

             Operating property and equipment decreased by $230,000 from $16,411,000 at December 31, 2000 to $16,181,000 at March 31, 2001.  Such decrease was the result of depreciation and amortization relating to the Arlington Square Project (as defined below).

             Cash and cash equivalents decreased by $27,000 from $426,000 at December 31, 2000 to $399,000 at March 31, 2001, primarily due to escrow deposits made on the Arlington Square Project and a reduction of the installment obligation on the Arlington Square Project.

             Escrow deposits increased by $77,000 from $419,000 at December 31, 2000 to $496,000 at March 31, 2001.  Such increase was the result of required periodic deposits made to the reserves held by the lender on the Arlington Square Project.

             Other assets decreased by $22,000 from $78,000 at December 31, 2000 to $56,000 at March 31, 2001.  This decrease was primarily the result of a reduction of accounts receivable in Arlington Square, Inc. for the build out of the Arlington Square Project.

             Total liabilities decreased by $82,000 from $22,635,000 at December 31, 2000 to $22,553,000 at March 31, 2001.  Such decrease was primarily the result of principal payments on notes payable-Arlington Square, offset in part by an increase in accounts payable and other liabilities.

             Note payable-Arlington Square decreased by $127,000 from $22,414,000 as of December 31, 2000 to $22,287,000 as of March 31, 2001.  This reduction was the result of payments made to the lender and the resulting principal reduction.

             Accounts payable and other liabilities increased by $45,000 from $94,000 at December 31, 2000 to $139,000 at March 31, 2001.  This increase was primarily the result of a real estate tax accrual on the Arlington Square Project.

             The Company’s stockholders’ equity decreased by $108,000 from ($4,292,000) at December 31, 2000 to ($4,401,000) at March 31, 2001.  Such decrease was the result of recorded net loss of $108,248 for the three months ended March 31, 2001.

Results of Operations

             Three Months Ended March 31, 2001

             Revenues decreased to $864,000 for the three months ended March 31, 2001 (“First Quarter 2001”) from $1,049,000 for the three months ended March 31, 2000 (“First Quarter 2000”), a decrease of $185,000.  Such decrease was primarily the result of a decrease in other income offset in part by a increase in operating property rental income.

             Operating property rental income increased to $828,000 for First Quarter 2001 compared to $805,000 for First Quarter 2000, an increase of $23,000.  This increase was the result of increased income received from the Arlington Square Project.

             Other income decreased to $5,000 for First Quarter 2001 compared to $211,000 for First Quarter 2000, a decrease of $206,000.  Such decrease was primarily the result of the completion special construction work relating to the Arlington Square Project.  An associated decrease in expenses related to this construction work is shown in other expenses.

             Interest income decreased to $2,800 for First Quarter 2001 compared to $5,400 for First Quarter 2000, a decrease of $2,600.  This decrease was primarily the result of lower cash balances on hand in the Arlington Square Project.

             Total operating expenses decreased to $793,000 for First Quarter 2001 compared to $926,000 for First Quarter 2000, a decrease of $133,000.  This decrease was due to a decrease in interest expense and other expenses, partially offset by an increase in operating property expense.

             Operating property expenses increased by $22,000 from $276,000 in First Quarter 2000 to $298,000 in First Quarter 2001.  This increase was related to an increase in operating expense  in the Arlington Square Project.

             Interest expense decreased by $8,000 to $382,000 in First Quarter 2001 from $390,000 in First Quarter 2000 due to the declining principal balance on the note payable-Arlington Square.

             Other expenses decreased to $0 for First Quarter 2001 compared to $147,000 for First Quarter 2000, a decrease of $147,000.  Such decrease was primarily the result of the completion of special construction work relating to the Arlington Square Project.  Associated income related to this work is shown in other income.

             Net income before depreciation and amortization decreased from $123,000 for the First Quarter 2000 to $70,000 for the First Quarter 2001, a decrease of $53,000.  Such decrease was primarily the result of a combined decrease in total expenses, and a decrease in total income, as outlined above.

             The Company recorded a net loss of $62,000 for the First Quarter 2000 as compared to a net loss of $108,000 for the First Quarter 2001, an increased loss of $46,000.  This increase was the result of a $56,000 decrease in net income before depreciation outlined above, partially offset by a decrease in depreciation of $6,000.

Arlington Square Project

             TWC, directly and through an affiliate, Arlington Square, Inc., a wholly-owned subsidiary of TWC (“ASI”), owns a 74% interest in Arlington Square Limited Partnership (“ASLP”).  ASLP owns 1.07 acres of land and an office building constructed thereon (the “Arlington Square Project”) located in Arlington, Virginia.  During the First Quarter 2001, approximately 96% of the Company’s revenues were derived from rental income and construction income on the Arlington Square Project.

             In November 1997, ASLP obtained a loan, secured by the Arlington Square Project, from Allied Capital Commercial Corporation (“Allied”) in the original principal amount of $24,300,000 (the “Allied Loan”).  The interest rate on the Allied Loan was 10% and the Allied Loan also included a 30% participation for Allied in the net cash flow and net sales proceeds of ASLP.

                           From November 1997 to November 25, 1998, ASLP’s property was encumbered by mortgage notes to Allied.  The outstanding principal balance on the mortgage loans accrued interest at a blended rate of 10%, based on the LIBOR rates.  The notes were cash-flow mortgages with all excess cash flow, as defined, being applied to reduce the principal balance and to fund the required escrows.  One of the mortgage agreements provided for the lender to receive a participation interest of 30% in the net cash flow and a 30% equity value in the property if and when it is sold, with such provision to survive any payoff of the mortgage.

             On November 25, 1998, the Allied Loan was repaid with proceeds of a loan obtained by ASLP and secured by the Arlington Square Project from Metropolitan Life Insurance Company (“MetLife”) in the original principal amount of $21,500,000 (the “MetLife Loan”) pursuant to a promissory note or notes executed by the Company (the “ASLP Note”).  At the closing of the MetLife Loan, $21,500,000 was disbursed to (i) repay the Allied Loan in the amount of $20,600,000; and (ii) to pay for costs associated with the MetLife Loan in the amount of $373,477.  The MetLife Loan has a fixed interest rate of 6.8% and matures on December 1, 2010.

             Upon refinancing of the Allied Loan, Allied gave notice of demand for full payment of its participation interest in the equity value and net cash flow of the Arlington Square Project.  ASLP entered into a forbearance agreement with Allied which (i) established the value for Allied’s participation interest at $1,850,000 and (ii) established a payment term of 9 1/2 years with interest at 7.5% and monthly payments at $22,739.

             On December 31, 1999, the parties to the forbearance agreement entered into a termination of the forbearance agreement, since all further payment obligations of the parties are contained in the Amended and Restated Promissory Note dated as of December 1, 1998, and the related security and guarantee agreements and amendments thereto.

Liquidity and Capital Resources

             The Company’s primary source of funds for the period ended March 31, 2001 came from rental income and property management fees from the Arlington Square Project.  As of March 31, 2001, the Company had cash and cash equivalents, and escrow deposits totaling approximately $895,000 of which $496,000 was escrow deposits.  Therefore, the Company has sufficient liquidity to meet its current obligations.

             During the First Three Months 2001, cash and cash equivalents decreased by $27,000.  This decrease in the First Three Months 2001 is primarily due to escrow deposits made on the Arlington Square Project.  Future sources of funds are anticipated to come primarily from the rents and a property management fee from the Arlington Square Project.  The Company’s primary use of operating funds is anticipated to be for operating expenses and required payments on the ASLP Note.   The Company has tried without success to sell its remaining assets.  It is not anticipated that the Company will be able to augment its cash flow from any outside sources, such as the issuance of additional equity or additional borrowings.

PART II.  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

11.	Computation of per share earnings for the three months ended March 31, 2001 (included in Part I, Item 1).

(b)	Reports on Form 8-K. The Company filed no reports on Form 8-K during the first quarter of 2001.

             In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON CORPORATION

/s/William N. Demas
William N. Demas
President and Treasurer
(Duly authorized officer)

DATE:  May 18, 2001