Form 10QSB
period 2001-06-30
WASHINGTON CORP
filed 2001-08-16
CIK 314625

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) of THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2001

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

Yes  ☒                   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of each of the registrant's classes of common stock as of June 30, 2001:

(1) 1,640,327 shares of Class A Common Stock
(2) 21,476 shares of Class B Common Stock
(3) 45,119 shares of Class C Common Stock

THE WASHINGTON CORPORATION
INDEX

PART I. FINANCIAL STATEMENTS
ITEM I: FINANCIAL STATEMENTS

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30 2001 (unaudited)	December 31, 2000

ASSETS

Real estate and development properties	$325,002	$325,002
Operating property and equipment, net	16,019,108	16,410,644
Cash and cash equivalents	337,969	426,367
Escrow deposits	488,674	418,833
Land purchase leaseback	400,000	400,000
Accounts receivable-Arlington Square Project	268,014	284,012
Other assets	134,046	78,257

Total Assets	$17,972,813	$18,343,115

LIABILITIES

Note payable - Arlington Square	$22,158,394	$22,413,659
Accrued interest payable	126,378	127,870
Accounts payable and other liabilities	99,671	93,884

Total Liabilities	22,384,443	22,635,413

STOCKHOLDERS' EQUITY

Common stock, $.01 par value; shares issued
Class A - 1,675,163 authorized, 1,640,327 shares issued and outstanding	16,403	16,403
Class B - 24,429 authorized, 21,476 shares issued and outstanding	215	215
Class C - 45,639 authorized, 45,119 shares issued and outstanding	451	451
Additional paid-in capital	2,804,821	2,804,821
Accumulated deficit	(7,233,520)	(7,114,188)

Total Stockholders' (Deficit) Equity	(4,411,630)	(4,292,298)

Total Liabilities and Stockholders' (Deficit) Equity	$17,972,813	$18,343,115

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED JUNE 30, 2001 AND 2000

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2001	2000	2001	2000

REVENUES

Operating property rental income	$800,125	$799,107	$1,627,643	$1,604,295
Rent from land purchase leaseback	26,548	28,796	55,014	56,285
Other income	23,597	144,013	28,671	355,040
Interest income	2,511	3,933	5,355	9,345

	852,781	975,849	1,716,683	2,024,965

EXPENSES
Operating property expenses	183,986	245,288	488,373	521,014
Interest expense	379,888	387,953	762,022	778,277
General and administrative expenses	127,565	122,178	234,488	253,735
Other expenses	0	240,609	0	369,222

	691,439	996,028	1,484,883	1,922,248

Net income before depreciation and amortization	161,342	(20,179)	231,800	102,717

Depreciation and amortization	172,426	184,989	351,132	369,976

Net loss	$(11,084)	$(205,168)	$(119,332)	$(267,259)
Earnings (loss) per share:
Net income before depreciation and amortization	$0.09	$(0.01)	$0.13	$0.06
Depreciation and amortization	$0.11	$0.11	$0.21	$0.23

Net Loss	$(0.02)	$(0.12)	$(0.08)	$(0.17)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED JUNE 30, 2001 AND 2000

	Six Months Ended June 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,332)	$(67,259)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	424,042	414,830

Decrease in interest payable	(1,492)	(130,758)
(Increase) decrease in other assets	(39,791)	80,351
Increase (decrease) in accounts payable and other liabilities	5,787	(124,599)

NET CASH PROVIDED BY OPERATING ACTIIVITIES	269,214	(27,435)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed assets	(32,506)	0
(Increase) in escrow deposits	(69,841)	(107,547)

NET CASH USED IN INVESTING ACTIVITES:	(102,347)	(107,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(255,265)	(279,540)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(88,398)	(414,522)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	426,367	740,401

CASH AND CASH EQUIVALENTS, END OF PERIOD	$337,969	$325,879

CASH PAID DURING THE PERIOD FOR INTEREST	$762,023	$778,277

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

             The accompanying condensed consolidated financial statements have been prepared by The Washington Corporation ("TWC" and collectively with its affiliates that are over 50% owned by TWC and consolidated for financial reporting purposes, the "Company") without audit.  Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements.  The Company believes the disclosures made are adequate to make the information presented not misleading when read in conjunction with the financial statements and notes thereto included in the Company's Report on Form 10-KSB for the year ended  December 31, 2000.

             In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of TWC and subsidiaries as of June 30, 2001, and the results of operations for the six months ended June 30, 2001 and 2000 and statements of cash flow for the six months ended June 30, 2001 and 2000.

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

Material Changes in Financial Position

             Total assets decreased by $370,000 from $18,343,000 at December 31, 2000 to $17,973,000 at June 30, 2001.  Such decrease was primarily the result of decreases in cash and cash equivalents and depreciation on operating property offset, in part, by increases in escrow deposits and other assets.

             Operating property and equipment decreased by $392,000 from $16,411,000 at December 31, 2000 to $16,019,000 at June 30, 2001.  Such decrease was the result of depreciation and amortization relating to the Arlington Square Project (as defined below).

             Cash and cash equivalents decreased by $88,000 from $426,000 at December 31, 2000 to $338,000 at June 30, 2001.  Such decrease was primarily the result of cash flow used in operating activities and escrow deposits made on the Arlington Square Project.

             Ecrow deposits increased by $70,000 from $419,000 at December 31, 2000 to $489,000 at June 30, 2001.  Such increase was the result of periodic payments made to the reserve account on the Arlington Square Project.

             Other assets increased by $56,000 from $78,000 at December 31, 2000 to $134,000 at June 30, 2001.  Such increase was the result of an increase in prepaid expenses in the Arlington Square Project.

             Total liabilities decreased by $251,000 from $22,635,000 at December 31, 2000 to $22,384,000 at June 30, 2001.  Such decrease was primarily the result of principal payments on note payable-Arlington Square, offset by an increase in accounts payable and other liabilities.

             Note payable-Arlington Square decreased by $256,000 from $22,414,000 as of December 31, 2000 to $22,158,000 as of June 30, 2001.  This reduction was the result of payments made to the lender and the resulting reduction in the principal balance.

             Accounts payable and other liabilities increased by $6,000 from $94,000 at December 31, 2000 to $100,000 at June 30, 2001.  Such increase was the result of an increase in accounts payable and accrued expenses on the Arlington Square Project.

             The Company’s stockholders equity decreased by $120,000 from ($4,292,000) at December 31, 2000 to ($4,412,000) at June 30, 2001.  Such decrease was the result of recorded net loss of $120,000 for the six months ended June 30, 2001.

Results of Operations

Six Months Ended June 30, 2001

             Revenues decreased to $1,717,000 for the six months ended June 30, 2001 (“First Half  2001”) from $2,025,000 for the six months ended June 30, 2000 (“First Half 2000”), a decrease of $308,000.  Such decrease was primarily the result of a decrease in other income offset, in part, by an increase in operating property rental income.

             Operating property rental income increased from $1,604,000 for the First Half 2000 compared to $1,628,000 for the First Half 2001, an increase of $24,000.  This increase was the result of  increased income relating to the Arlington Square Project.

             Other income decreased from $355,000 for First Half 2000 compared to $29,000 for First Half 2001, a decrease of $326,000.  Such decrease was primarily the result of completion of special construction work relating to the Arlington Square Project.  Associated costs related to this construction work is disclosed in other expenses.

             Interest income decreased to $5,000 for First Half 2001 compared to $9,000 for First Half 2000, a decrease of $4,000.  This decrease was due to lower cash balances in the Arlington Square Project.

             Total operating expenses decreased from $1,922,000 for First Half 2000 compared to $1,485,000 for First Half 2001, a decrease of $437,000.  This decrease was due to a decrease in operating property expenses, other expenses, general and administrative expenses and interest expense.

             Operating property expenses decreased by $33,000 from $521,000 in First Half 2000 to $488,000 in First Half 2001.  This decrease was related to reductions in real estate taxes as a result of an assessment appeal.

             Interest expenses decreased by $16,000 from $778,000 for First Half 2000 to $762,000 in First Half 2001 due to the declining principal balance on the note payable-Arlington Square Project.

             Other expenses decreased by $369,000 from $369,000 in the first half of 2000 to $0 in the first half of 2001.  This decrease was the result of completion of special construction work related to the Arlington Square Project.  Associated income relating to construction work is disclosed in other income.

             General and Administrative expenses decreased by $20,000 from $254,000 in First Half 2000 to $234,000 in First Half 2001.

             Net income before depreciation and amortization increased to $232,000 for the First Half 2000 from $103,000 for the First Half 2000, an increase of $129,000.  Such increase was primarily the result of a decrease in total expenses as outlined above, partially offset by a decrease in total income.

             The Company recorded a net loss of $119,000 for the First Half 2001 as compared to a net loss of $267,000 for the First Half 2000, a decrease in net loss of $148,000.  This decrease in net loss was the result of a $132,000 decrease in net income before depreciation, and a decrease in depreciation and amortization of $16,000.

             Three Months Ended June 30, 2001

             Revenues decreased to $853,000 for the three months ended June 30, 2001 (“Second Quarter 2001”) from $976,000 for the three months ended June 30, 2000 (“Second Quarter 2000”), a decrease of $123,000.  Such decrease was primarily the result of a decrease in other income.

             Operating property rental income increased to $800,000 for Second Quarter 2001 compared to $799,000 for Second Quarter 2000, an increase of $1,000 due to income related to the Arlington Square Project.

             Other income decreased from $144,000 for Second Quarter 2000 to $24,000 for  Second Quarter 2001, a decrease of $120,000.  Such decrease was primarily the result of completion of special construction work relating to the Arlington Square Project.  Associated costs related to this construction work is disclosed in other expenses.

             Total operating expenses decreased from $996,000 for Second Quarter 2000 compared to $691,000 for Second Quarter 2001, a decrease of $305,000.  This decrease was due to a decrease in other expenses, interest expense and operating property expenses.

             Operating property expenses decreased by $61,000 from $245,000 in Second Quarter 2000 to $184,000 in Second Quarter 2001, such decrease was related to the Arlington Square Project.

             Other expenses decreased by $241,000 to $0 in Second Quarter 2001 from $241,000 in Second Quarter 2000.   This decrease was the result of completion of special construction work related to the Arlington Square Project.  Associated income relating to construction work is shown in other income.

             Net income before depreciation and amortization increased to $161,000 for the Second Quarter 2001 from $(20,000) for the Second Quarter 2000, an increase of $181,000.  Such increase was primarily the result of a decrease in total expenses as outlined above, partially offset by a decrease in total income.

             The Company recorded a net loss of $11,000 for the Second Quarter 2001 as compared to a net loss of $205,000 for the Second Quarter 2000, an increase of $194,000.  This increase was the result of a $181,000 increase in net income before depreciation, and a decrease in depreciation of $13,000.

Arlington Square Project

             TWC, directly and through an affiliate, Arlington Square, Inc., a wholly-owned subsidiary of TWC ("ASI"), owns a 74% interest in Arlington Square Limited Partnership ("ASLP").  ASLP owns 1.07 acres of land and an office building constructed thereon (the "Arlington Square Project") located in Arlington, Virginia.  During the First Half 2001, approximately 95% of the Company's revenues were derived from rental income and construction income on the Arlington Square Project.

             In November 1997, ASLP obtained a loan, secured by the Arlington Square Project, from Allied Capital Commercial Corporation (“Allied”) in the original principal amount of $24,300,000 (the “Allied Loan”).  The interest rate on the Allied Loan was 10% and the Allied Loan also included a 30% participation for Allied in the net cash flow and net sales proceeds of ASLP.

             From November 1997 to November 25, 1998, ASLP's property was encumbered by mortgage notes to Allied.  The outstanding principal balance on the mortgage loans accrued interest at a blended rate of 10%, based on the LIBOR rates.  The notes were cash-flow mortgages with all excess cash flow being applied to reduce the principal balance and to fund the required escrows.  One of the mortgage agreements provided for the lender to receive a participation interest of 30% in the net cash flow and a 30% equity value in the property if and when it is sold, with such provision to survive any payoff of the mortgage.

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

Liquidity and Capital Resources

             The Company's primary source of funds for the period ended June 30, 2001 came from rental income and property management fees from Arlington Square Project.  As of June 30, 2001, the Company had cash and cash equivalents and escrow deposits totaling approximately $827,000, of which $489,000 was escrow deposits.  Therefore, the Company has sufficient liquidity to meet its current obligations.

             During the First Half 2001, cash and cash equivalents decreased by $88,000.  This decrease was primarily due to the result of cash flow used in operating activities and escrow deposits made on the Arlington Square Project.  Future sources of funds are anticipated to come primarily from the rents and a property management fee from the Arlington Square Project.  The Company's primary use of operating funds is anticipated to be for operating expenses and required payments on the ASLP Note.   The Company has tried without success to sell its remaining assets.  It is not anticipated that the Company will be able to augment its cash flow from any outside sources, such as the issuance of additional equity or additional borrowings.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

11.        Computation of per share earnings for the three months ended June 30, 2001 (included in Part I, Item 1).

(b)        Reports on Form 8-K.  The Company filed no reports on Form 8-K during the second quarter of 2001.

             In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON CORPORATION

/s/ Wlliam N. Demas

William N. Demas
President and Treasurer
(Duly authorized officer)

DATE:  August 14, 2001