Form 10QSB
period 2001-09-30
WASHINGTON CORP
filed 2001-11-13
CIK 314625

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) of

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2001

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

                                                   Yes  ☒                                                   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant's classes of common stock as of

September 30, 2001:	(1) 1,640,327 shares of Class A Common Stock
(2) 21,476 shares of Class B Common Stock
(3) 45,119 shares of Class C Common Stock

THE WASHINGTON CORPORATION

PART I.                FINANCIAL STATEMENTS

ITEM I:                FINANCIAL STATEMENTS

THE WASHINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30, 2001	December 31, 2000
	(unaudited)
ASSETS

Real estate and development properties	$325,002	$325,002
Operating property and equipment, net	15,839,388	16,410,644
Cash and cash equivalents	350,951	426,367
Escrow deposits	586,639	418,833
Land purchase leaseback	400,000	400,000
Accounts receivable-Arlington Square Project	274,190	284,012
Other assets	82,015	78,257
Total Assets	$17,858,185	$18,343,115

LIABILITIES

Note payable - Arlington Square	$22,027,373	$22,413,659
Accrued interest payable	125,611	127,870
Accounts payable and other liabilities	136,900	93,884
Total Liabilities	22,289,884	22,635,413

STOCKHOLDERS' EQUITY

Common stock, $.01 par value; shares issued
Class A - 1,675,163 authorized, 1,640,327 shares issued and outstanding	16,403	16,403
Class B - 24,429 authorized, 21,476 shares issued and outstanding	215	215
Class C - 45,639 authorized, 45,119 shares issued and outstanding	451	451
Additional paid-in capital	2,804,821	2,804,821
Accumulated deficit	(7,253,589)	(7,114,188)
Total Stockholders' (Deficit) Equity	(4,431,699)	(4,292,298)

Total Liabilities and Stockholders' (Deficit) Equity	$17,858,185	$18,343,115

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2001	2000	2001	2000
REVENUES

Operating property rental income	$846,996	$801,982	$2,442,483	$2,406,277
Rent from land purchase leaseback	26,946	29,570	81,960	85,855
Other income	53,007	114,468	81,678	469,508
Interest income	1,733	3,498	7,088	12,843
	928,682	949,518	2,613,209	2,974,483

EXPENSES
Operating property expenses	283,164	293,250	739,929	814,264
Interest expense	377,602	386,842	1,139,624	1,165,119
General and administrative expenses	83,274	94,630	330,070	348,365
Other expenses	0	34,826	0	404,048
	744,040	809,548	2,209,623	2,731,796

Net income before depreciation and amortization	184,642	139,970	403,586	242,687

Depreciation and amortization	191,855	177,821	542,987	547,797
Net loss	($7,213)	($37,851)	($139,401)	($305,110)

Earnings (loss) per share:
Net income before depreciation andamortization	$0.11	$0.09	$0.25	$0.15
Depreciation and amortization	$0.12	$0.11	$0.33	$0.33
Net Loss	($0.01)	($0.02)	($0.08)	($0.18)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS  ENDED SEPTEMBER 30, 2001 AND 2000

	Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($139,401)	($305,110)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	536,326	566,003
Amortization of deferred rental concessions	49,200	49,200
Decrease in interest payable	(2,259)	(2,162)
Decrease in other assets	91,623	69,927
Decrease in accounts payable and other liabilities	(1,060)	(72,300)
NET CASH PROVIDED BY OPERATING ACTIIVITIES	534,429	305,558

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed assets	(55,757)	0
(Increase) in escrow deposits	(167,806)	(172,857)
NET CASH USED IN INVESTING ACTIVITES:	(223,563)	(172,857)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(386,286)	(360,887)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(75,420)	(228,186)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	426,367	740,401

CASH AND CASH EQUIVALENTS, END OF PERIOD	$350,947	$512,215

CASH PAID DURING THE PERIOD FOR INTEREST	$1,139,624	$1,165,119

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company and subsidiaries as of September 30, 2001, and the results of operations for the nine months ended September 30, 2001 and 2000 and statements of cash flow for the nine months ended September 30, 2001 and 2000.

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

Material Changes in Financial Position

Total assets decreased by $485,000 from $18,343,000 at December 31, 2000 to $17,858,000 at September 30, 2001.  Such decrease was primarily the result of decreases in operating property and equipment and cash and cash equivalents, offset, in part, by an increase in escrow deposits.

Operating property and equipment decreased by $572,000 from $16,411,000 at December 31, 2000 to $15,839,000 at September 30, 2001.  Such decrease was the result of depreciation and amortization relating to the Arlington Square Project (as defined below).

Cash and cash equivalents decreased by $75,000 from $426,000 at December 31, 2000 to $351,000 at September 30, 2001.  Such decrease was primarily the result of cash flow used in operating activities and funding an increase in escrow deposits.

Escrow deposits increased by $168,000 from $419,000 at December 31, 2000 to $587,000 at September 30, 2001.  Such increase was the result of periodic payments made to the lender for tenant improvement and leasing reserves associated with the Arlington Square Project.

Total liabilities decreased by $345,000 from $22,635,000 at December 31, 2000 to $22,290,000 at September 30, 2001.  Such decrease was primarily the result of a decrease in notes payable, offset by an increase in accounts payable and other liabilities.

                Note payable-Arlington Square Project decreased by $387,000 form $22,414,000 at December 31, 2000 to $22,027,000 at September 30, 2000.  This reduction was the result of payments made to the lender, and the resulting principal reduction.

                Accounts payable and other liabilities increased by $43,000 from $94,000 at December 31, 2000 to $137,000 at September 30, 2001.  Such increase was the result of an increase in accounts payable and accrued expenses on the Arlington Square project and payment of accrued expenses in The Washington Corporation, both due to fluctuations on timing of payments in the ordinary course of business.

The Company’s stockholders equity decreased by $139,000 from $(7,114,000) at December 31, 2000 to $(7,253,000) at September 30, 2001.  Such decrease was the result of recorded net loss of $139,000 for the nine months ended September 30, 2001.

Results of Operations

                Nine Months Ended September 30, 2001

                Revenues decreased to $2,613,000 for the nine months ended September 30, 2001  (“First Nine Months 2001”) from $2,974,000 for the nine months ended September 30, 2000 (“First Nine Months 2000”), a decrease of $361,000.  Such decrease was primarily the result of a decrease in other income, as discussed below.

                Other income decreased to $82,000 for First Nine Months 2001 compared to $469,000 for First Nine Months 2000, a decrease of $387,000.  Such decrease is the result of special construction work related to the Arlington Square Project that occurred in 2000 but was not required in 2001.  Associated costs related to this construction work is shown in other expenses.

                Interest income decreased to $7,000 for First Nine Months 2001 compared to $13,000 for First Nine Months 2000, a decrease of $6,000.  This decrease was due to lower cash and cash equivalent balances and lower interest rates.

Total expenses decreased to $2,210,000 for First Nine Months 2001 compared to $2,732,000 for First Nine Months 2000, a decrease of $522,000.  This decrease was due to  decreases in operating property expenses, general and administrative expenses and other expenses, and interest expense.

                Operating property expenses decreased to $740,000 for the First Nine Months 2001 compared to $814,000 for the Nine Months Ended 2000, a decrease of $74,000.  This increase is the result of repairs and maintenance in the Arlington Square project.

General and administrative expenses decreased to $330,000 for the Nine Months Ended 2001 compared to $348,000 for the Nine Months Ended 2000, a decrease of $18,000.

Other expenses decreased to $0 for the Nine Months Ended 2001 compared to $404,000 for the Nine Months Ended 2000, a decrease of $404,000.  This decrease is the result of special construction work related to the Arlington Square Project that occurred in 2000, but was not required in 2001.  Associated income relating to the construction work is shown in other income.

                Net income before depreciation and amortization increased to $404,000 for the First Nine Months 2001 from $243,000 for the First Nine Months 2000, an increase of $161,000.  Such increase was the result of the changes in total income and expenses as outlined above.

The Company recorded a net loss of $139,000 for the First Nine Months 2001 as compared to a net loss of $305,000 for the First Nine Months 2000, a decreased net loss of $166,000.  This decrease was the result of the increase in net income before depreciation and a decrease in depreciation and amortization of $5,000.

                Three Months Ended September 30, 2001

                Revenues decreased to $929,000 for the three months ended September 30, 2001 (“Third Quarter 2001”) from $950,000 for the three months ended September 30, 2000 (“Third Quarter 2000”), a decrease of $21,000.  Such decrease was primarily the result of a decrease in other income.

                Other income decreased to $53,000 for Third Quarter 2001 compared to $114,000 for Third Quarter 2000, a decrease of $61,000.  Such decrease was the result of special construction work relating to the Arlington Square Project that occurred in 2000, but was not required in 2001.

Interest income decreased to $2,000 for Third Quarter 2001 compared to $3,000 for Third Quarter 2000, a decrease of $1,000.  This decrease was due to lower cash and cash equivalent balances and lower interest rates.

                Operating property expenses decreased by $10,000 from $293,000 in Third Quarter 2000 to $283,000 in Third Quarter 2001.  This decrease is primarily the result of expenses incurred by the Arlington Square Project.

                General and Administrative expenses decreased by $12,000 from $95,000 in Third Quarter 2000  to $83,000 in Third Quarter 2001.

                Other expenses decreased by $35,000 to $0 in Third Quarter 2001 as compared to $35,000 in Third Quarter 2000.  This decrease was the result of special construction work relating to the Arlington Square Project that occurred in 2000, but was not required in 2001.

                Net income before depreciation and amortization increased to $185,000 for the Third Quarter 2001 from $140,000 for the Third Quarter 2000, an increase of $45,000.  Such increase was the result of the changes in total expenses outlined above.

                The Company recorded a net loss of $7,000 for the Third Quarter 2001 as compared to a net loss of $38,000 for the Third Quarter 2000, a decreased loss of $31,000.  This decrease was primarily the result of the increase in net income before depreciation and an increase in depreciation and amortization of $14,000.

Arlington Square Limited Partnership

                TWC, directly and through an affiliate, Arlington Square, Inc., a wholly-owned subsidiary of TWC (“ASI”), owns a 74% interest in Arlington Square Limited Partnership ("ASLP").  ASLP owns 1.07 acres of land and an office building constructed thereon (the "Arlington Square Project") located in Arlington, Virginia.  During the First Nine Months 2000, approximately 94% of the Company’s revenues were derived from rental income and construction income on the Arlington Square Project.

                In November 1997, ASLP obtained a loan, secured by the Arlington Square Project, from Allied Capital Commercial Corporation (“Allied”) in the original principal amount of $24,300.000 (the “Allied Loan”).  The interest rate on the Allied Loan was 10% and the Allied Loan also included a 30% participation for Allied in the net cash flow and net sales proceeds of ASLP.

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

                Upon refinancing of the Allied Loan, Allied gave notice of demand for full payment of its participation interest in the equity value and net cash flow of the Arlington Square Project.  ASLP entered into a forbearance agreement with Allied which (i) established the value for Allied’s participation interest at $1,850,000; and (ii) established a payment term of 9 1/2 years with interest at 7.5% and monthly payments at $22,739.

                On December 31, 1999, the parties to the forbearance agreement entered into a termination of the forbearance agreement, since all further payment obligations of the parties are contained in the Amended and Restated Promissory Note dated as of December 1, 1998, and the related security and guarantee agreements and amendments thereto.

Liquidity and Capital Resources

The Company's primary source of funds for the period ended September 30, 2001 came from rental income and property management fees from the Arlington Square Project.  As of September 30, 2001, the Company had cash and cash equivalents, and escrow deposits totaling approximately $938,000, of which $587,000 was escrow deposits.  Therefore, the Company has sufficient liquidity to meet its current obligations.

                During the First Nine Months 2001, cash and cash equivalents decreased by $75,000.  This decrease in the First Nine Months 2001 is primarily due to the result of cash flow used in operating activities and an increase in escrow deposits.  Future sources of funds are anticipated to come primarily from the rents and a property management fee from the Arlington Square Project.  The Company's primary use of operating funds is anticipated to be for operating expenses and required payments on the ASLP Note.   The Company has tried without success to sell its remaining assets.  It is not anticipated that the Company will be able to augment its cash flow from any outside sources, such as the issuance of additional equity or additional borrowings.

Recent Accounting Pronouncements

                In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) as follows:

                No. 141                Business Combinations.

                No. 142                Goodwill and Other Intangible Assets.

                No. 143                Accounting for Assets Retirement Obligations.

                SFAS No. 141 eliminates the use of the pooling-of-interests method of accounting for business combinations and requires that all such transactions be accounted for by the purchase method.  In addition, SFAS No. 141 requires that intangible assets be recognized as assets apart from goodwill and that they meet specific criteria described in the Standard.  This Standard is applicable to all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.  Management will follow the Standard in accounting for all future business combinations and does not believe that adoption will have any significant impact on the Company’s financial statements.

                SFAS No. 142 eliminates the requirement to amortize goodwill and requires that other intangible assets be separated into assets that have a finite useful life and those with an indefinite useful life.  Intangible assets with a finite useful life are to be amortized over that useful life.  Intangible assets with an indefinite life are to be measured for impairment annually, or more frequently if circumstances indicate impairment may have occurred.  With respect to goodwill, the Standard requires that it be measured annually for impairment under a defined two-step process that begins with an estimation of the fair value of a “reporting unit,” which is defined in the Standard.  The first step in the process is a screening for impairment and the second step measures the amount of impairment, if any.  Upon initial adoption of SFAS No. 142, the change is to be reported on the financial statements as a change in accounting principle with the cumulative effect reported in the statement of income in the period of adoption.  The Standard is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted for entities with fiscal years beginning after March 15, 2001.  The Company expects to adopt this new Standard with its fiscal year beginning January 1, 2001.  The Company has no intangible assets as of September 30, 2001, and therefore, does not believe that adoption of the Standard will have any impact on its financial statements.

                SFAS No. 143 requires that asset retirement obligations be recognized as a liability in the period in which they are incurred at their fair value if a reasonable estimate can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  The Standard requires that the liability be discounted and accretion expense be recognized.  SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2001, with earlier application permitted.  The Company does not have any asset retirement obligations as of  September 30, 2001, and therefore, does not believe that this new Standard will have any impact upon its financial statements when adopted.

PART II.                    OTHER INFORMATION

ITEM 6.                    EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

11.                Computation of per share earnings for the nine months ended September 30, 2001 (included in Part I, Item 1).

(b)           Reports on Form 8-K.  The Company filed no reports on Form 8-K during the third quarter of 2001.

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON CORPORATION

/s/William N. Demas
William N. Demas
President and Treasurer
(Duly authorized officer)

DATE: November 9, 2001