Form 10KSB
period 2001-12-31
WASHINGTON CORP
filed 2002-04-05
CIK 314625

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001	Commission file number 1-7228

THE WASHINGTON CORPORATION

(Name of Small Business Issuer in Its Charter)

Maryland	52-1157845
(State of Incorporation)	(I.R.S. Employer Identification No.)

4550 Montgomery Avenue
Bethesda, Maryland 20814
(Address of principal executive offices)
(301) 657-3640
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

 Securities registered pursuant to Section 12(g) of the Act:

Class B Common Stock, $.01 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.          ☒

The registrant’s revenues for the fiscal year ended December 31, 2001 were:  $3,505,665

The Registrant has been unable to ascertain any market for the Registrant’s securities, and, therefore, the Registrant believes that the best estimate of the market value of its voting stock held by non-affiliates is $0 at the present time.

As of December 31, 2001, the number of shares outstanding of each class of the registrant’s classes of common stock were as follows:

1,640,327 shares of Class A Common Stock

21,476 shares of Class B Common Stock

45,119 shares of Class C Common Stock

PART I

FORWARD-LOOKING STATEMENTS

The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements about the Company’s expectations, beliefs, intentions or strategies regarding the future.  All forward-looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.  The forward-looking statements contained herein involve risks and uncertainties.  The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this report.

ITEM 1.  DESCRIPTION OF BUSINESS

(a)  BUSINESS DEVELOPMENT

The Washington Corporation (individually, “TWC” and together with its affiliates that are consolidated with it for financial reporting purposes, the “Company”), a Maryland corporation, was organized in 1979.  The Company’s operations consist of the ownership of real estate, both income-producing and unimproved, and office building management, primarily in the metropolitan Washington, D.C. area.  The Company has been pursuing a plan to divest its three remaining non-income-producing properties, and has obtained appropriate financing and a long-term lease for its primary income-producing asset.

Recent Developments.   The following are descriptions of material developments within the past three years.

Timberlake

TWC, through a wholly-owned subsidiary, the Nanjemoy Associates Limited Partnership (“NALP”) owned 361 acres in Charles County, Maryland for future residential development (the “Timberlake Project”).  NALP defaulted on its quarterly interest payments on the purchase money mortgage made to NALP (“PMM”) that was secured by 313 of the 361 acres comprising the Timberlake property.  The principal amount of the PMM was $880,000 and it matured on January 15, 1998.  The PMM was not guaranteed by TWC and the note contained a provision that the holder will rely solely on the property for repayment of the PMM.  This default resulted in NALP losing 313 of the 361 acres of land due to foreclosure action by the note holder on February 2, 1999.  As a result, the approved preliminary site plan was voided together with the various entitlements for the development of the property.  For the fiscal year ending December 31, 1998, the net book value of the property was reduced by the $880,000 principal balance on the PMM, and $177,449 of accrued interest and real estate taxes.  Management estimated the value of the remaining property to be $200,000, resulting in an additional estimated loss on asset valuation of $97,771 for the fiscal year ended December 31, 1999.  Management made an additional adjustment to the net realizable value of the property during 2000 due to the poor results of land development zoning tests on several of the remaining lots.  This resulted in a provision for estimated loss on asset valuation of $75,000 for the year ended December 31, 2000.  No additional provision was considered necessary in 2001.  The remaining 48 acres most likely will be divided into lots.  The number of lots that can be sold depends primarily on the results of percolation tests and the issuance of on-site sewage discharge permits by the state of Maryland, among other issues.  To date, the

Company has only been able to obtain sewage discharge permits for five lots.

Election of Directors

TWC did not hold an annual or special stockholder’s meeting in 2001, and did not elect directors in 2001.

TWC’s Amended and Restated Charter (“Charter”) provides that the number of directors of TWC shall be seven (7), consisting of:  (i) five (5) directors (“Class A Directors”) elected by the holders of TWC’s Class A Common Stock, par value $.01 per share (the “Class A Common Stock”), voting separately as a class; and (ii) two (2) directors (the “Class B and Class C Directors”) elected by holders of TWC’s Class B Common Stock, par value $.01 per share (the “Class B Common Stock”), and Class C Common Stock, par value $.01 per share (the “Class C Common Stock”), voting together as a single class.  In addition, under Maryland Law,  TWC is required to have at least three (3) directors.  Under TWC’s Bylaws, two (2) directors, at least one of which is a Class A Director, constitute a quorum for a Board of Directors meeting and the vote of a majority of the Class A Directors participating at such meeting is necessary for TWC’s Board of Directors to act.

On October 25, 1996 at TWC’s last annual stockholders meeting, William N. Demas, formerly a Class B and Class C Director was elected as a Class A Director and Jose Ma. C. Castro was elected as a Class B and Class C Director to fill the position held by Mr. Demas.  Jonathan C. Kinney was also re-elected as a Class B and Class C Director.  In December of 2000, Jose Ma. C. Castro resigned as a Director of the Company.  In January of 2002, Jonathan C. Kinney resigned as a Director of the Company.  TWC is currently searching for Class B and Class C Directors.

(b)  BUSINESS OF THE REGISTRANT

The Company’s operations consist of the ownership of real estate, both income-producing and unimproved land, and the management of these real estate assets.

Ownership of Income-Producing Properties

TWC, directly and through Arlington Square, Inc. (“ASI”), owns a 74% interest in Arlington Square Limited Partnership (“ASLP”).  ASLP owns 1.07 acres of land and an office building constructed thereon located in Arlington, Virginia.  The building is leased to an agency of the U.S. Government under a ten year lease expiring in September of 2008.  See “Business Development - Award of Bid and Lease Execution.”  During the year ended December 31, 2001, approximately 97% of the Company’s revenues was derived from income on the Arlington Square Project.  In November 1998, the Arlington Square Project was refinanced, and in connection therewith, ASLP executed a promissory note and various other loan documents and TWC entered into a guaranty agreement with MetLife.  See “Description of Properties - Arlington Square Project.”

TWC also owns a parcel of land which is leased to Fort Washington Inn Associates (“FWIA”), a non-affiliate of the Company, until March of 2024.  The land is improved with a 222-room Holiday Inn which is owned by FWIA.  TWC receives base rent plus overage rent under the lease both of which are paid monthly.  See “Description of Properties - Fort Washington.”

Ownership of Land

TWC, through wholly-owned subsidiaries, currently owns four parcels of unimproved land -

Timberlake, River Oaks, Winchester, and Port-O-Dumfries.  TWC is currently marketing or considering marketing each of these properties for sale.

Management of Real Estate

TWC manages the Arlington Square Project.  TWC receives management fees equal to 5% of monthly revenues of the Arlington Square Project.  See “Description of Properties - Arlington Square Project”.

Competition

The Company believes that the Washington, D.C. area real estate market has fully recovered from most of the problems associated with the early 1990’s, however, the Company must compete with other owners of real property that is now or will be for sale.  A lack of buyers and financing may make the sale of real estate extremely difficult.  Management believes this condition is expected to continue for the foreseeable future.  The value of improved property, such as the Arlington Square Project, has stabilized in recent years.

Regulatory Approvals

In the past, when the Company acquired land for development, certain regulatory approvals and permits were required to either improve, develop, lease or sell the property.  Additional county, state and federal permits will be required for a purchaser to develop each of the Company’s four properties held for resale and the receipt of such permits and approvals may be a condition of any purchase contract.  If the cost to develop these properties exceeds their market value, then the properties may have no value.

Employees

As of December 31, 2001, the Company employed three full-time persons and two part-time persons.  Two of the Company’s employees work at the Arlington Square Project as the Chief Engineer and the Assistant Engineer.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company’s operations involve ownership of income-producing properties and unimproved land.  The Company currently owns four principal properties and leases its corporate headquarters.

The following table summarizes, as of December 31, 2001, the Company’s ownership interests in its four principal properties and in two properties of secondary importance.  More detailed disclosure relating to the principal properties follows immediately after the table.

THE WASHINGTON CORPORATION AND SUBSIDIARIES

REAL ESTATE PROPERTIES OWNED

NAME	DESCRIPTION	PERCENTAGE OWNERSHIP	ENCUM- BRANCES INCLUDING ACCRUED INTEREST AND TAXES	LOAN MATURITY DATE	LAND	COSTS CAPITALIZED SUBSEQUENT TO PURCHASE	WRITE UP/ (DOWN) TO FAIR VALUE	NET BOOK VALUE
Arlington Square Project	46,481 sq. ft. of land with a building of approximately 135,000 sq. ft. in Arlington County, Va.	74%	$21,105,417	12/10	0	12,352,799	2,307,794	$17,193,631	(3)
			$1,672,613	06/08

Timberlake	48 acres of land zoned for residential development located in Charles County, Md. (1)	100%	—		297,771	—	(172,771)	$125,000	(4)

FL Washington	7.3 acres of land with a 222-room hotel located in Fl. Washington, Pa. (2)	100%	—		400,000	—	—	$400,000

River Oaks	16.6 acres of land zoned for commercial development located in Prince William County, Va.	100%	—		1,821,670	520,220	(2,141,890)	$200,000

Winchester	23.21 acres of land zoned for multi-family garden apartments located in Memphis, Tn.	100%	—		100,000	—	(100,000)	0

Port-O- Dumfries	7 townhouse lots totalling approximately 19,436 sq. ft. located in Dumfries, Va.	100%	—		14,829	—	(14,829)	0

(1)               This property is owned by an wholly owned subsidiary of TWC.

(2)               The lease on this property is subordinated to a first mortgage secured by the land and the leasehold which consists of a 222-room Holiday Inn.  The Company has no payment obligation on the loan which was fully paid as of December 31, 2001.

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

PROPERTIES

Arlington Square Project

TWC, directly and through a wholly-owned affiliate, owns a 74% interest in ASLP.  ASLP owns 1.07 acres of land and an office building containing 135,000 gross square feet constructed thereon located in Arlington, Virginia.  The building and parking garage is 100% leased to an agency of the U.S. Government under a ten year lease expiring in September of 2008.  The terms of the lease require the tenant to pay base rent plus its proportionate share of certain operating expense increases.  Also, the lease requires the tenant to pay base rent on the parking garage subject to 5% annual increases.  During 2001 and 2000, the Company realized rental income of approximately $3,316,000 and $3,288,000, respectively, per year, or approximately $24.57 and $24.36, respectively, per rentable square foot based on a Building Owners and Managers Association (“BOMA”) standard.  During 2001 and 2000, approximately 97% and 95%, respectively, of the Company’s revenues was derived from the Arlington Square Project.

Forbearance Termination

On December 31, 1999, the parties to the forbearance agreement entered into a termination of the forbearance agreement, since all further payment obligations of the parties are contained in the Amended and Restated Promissory Note dated as of December 1, 1998, and the related security and guarantee agreements and amendments thereto.

Interest Payments and Amortization

The annual interest rate on the outstanding principal balance of the loan from Metropolitan Life Insurance Company in the amount of $21,500,000 (the “MetLife Loan”) is 6.80% payable in monthly principal and interest payments of $147,058.  The note matures on December 1, 2010.  The MetLife Loan is amortized over 26 years with a balloon payment of all remaining indebtedness after 12 years.  Prepayment of the MetLife Loan is not permitted during the first six years of the term, and is permitted thereafter with a prepayment penalty.

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

Agreements Securing Payment of the MetLife Loan

Payment of obligations under the MetLife Loan are secured by (i) the Deed of Trust, Security Agreement and Fixture Filing, dated November 25, 1998 among ASLP and trustees for the benefit of MetLife (the “MetLife Deed of Trust”); (ii) the Assignment of Leases dated November 25, 1998 between ASLP and MetLife; and (iii) the Assignment of Contracts and Agreements dated November 25, 1998, between ASLP and MetLife.

In a Guaranty Agreement dated November 25, 1998, TWC has guaranteed to MetLife the payment and performance of certain obligations of ASLP under the note and the other documentation related to the MetLife Loan.  In a separate Unsecured Indemnity Agreement, dated November 25, 1998, TWC has an obligation to indemnify MetLife against any Environmental Claims until the loan is paid in full, as defined in the Unsecured Indemnity Agreement, which directly or indirectly relate to the Arlington Square Property.  Finally, TWC has entered into a Subordination of Management Agreement dated November 25, 1998, whereby TWC subordinates all of its rights under the Management Agreement between TWC and ASLP to any obligations of ASLP to MetLife.

General Information

For federal income tax purposes at December 31, 2001, the basis of the Arlington Square Project, including the land, building, tenant improvements on the project and equipment (including asset adjustments under Section 754 of the Internal Revenue Code of 1986, as amended) are stated as follows:

Land	$2,791,072
Building	19,422,020
Tenant improvements	1,587,548
Equipment	34,589
23,835,229
Less accumulated depreciation	(8,408,030)
Total	$15,427,199

Depreciation is determined using the straight-line method over the estimated useful lives of the assets.  Building and tenant improvements are depreciated over 31.5 and 39 years respectively, and equipment is depreciated over seven years.  The realty tax rate on the project is 1.029%, and in 2001 ASLP paid an aggregate of $252,177 in realty taxes.

Fort Washington

TWC owns a fee simple interest in a parcel of land on which a 222-room hotel is built.  The property is located in Fort Washington, Pennsylvania.  Pursuant to a certain Lease Agreement dated March 24, 1974, TWC, as landlord, is paid an annual minimum rent of $66,000, plus one percent of gross room sales, but not less than $1,000 a month.  The lease provides that upon termination of the lease on March 29, 2024, the property together with all improvements thereon shall accrue to the landlord free and clear of all liens.  The Company believes that the Fort Washington property is adequate for its present use.  During 2001 and 2000, the Company recorded revenues of $108,484 and $113,578 respectively, under the lease agreement.

Timberlake

TWC, through wholly-owned subsidiaries, owns 48 acres for future residential development in Charles County, Maryland.  The Company has no plans for the future development of the Timberlake property, as its preliminary site plan was voided by the foreclosure by the note holder on 313 additional acres.  The Company believes that the remaining 48 acres can be divided into lots, depending on the results of percolation tests and the issuance of on-site sewage discharge permits by the State of Maryland.  To date, the Company has only been able to obtain sewage discharge permits for five lots.  See “Business Development - Recent Developments - Timberlake.”

River Oaks

TWC, through a wholly-owned subsidiary, owns 100% of the partnership interests of Four Year Trail Limited Partnership.  The partnership owns 16.6 acres of land zoned B-1 for commercial use  located in Prince William County, Virginia, known as River Oaks.  The Company has no obligations on this property except for the periodic payment of real estate taxes.

Company Headquarters

TWC has an operating lease for its office space at 4550 Montgomery Avenue, Suite 220 North, Bethesda, Maryland 20814, which expires on January 31, 2004.  Currently, TWC’s rent obligations under the lease are $24,938 per annum.  The rent increases annually at a rate of 3%.

Competition

The Company believes that the real estate market in the Washington, D.C. area has fully recovered from most of the problems associated with the early 1990’s, however, the Company must compete with other owners of real property that is for sale.  A lack of buyers and financing may make the sale of the Company’s properties extremely difficult.  The value of the Arlington Square Project has stabilized in recent years.

Competition for tenants to lease land and office space is also very strong, however, the Company’s two principal income producing properties, the Arlington Square Project located in Arlington, Virginia and the Fort Washington property located in Fort Washington, Pennsylvania, as of December 31, 2001, are fully under lease to tenants until 2008 and 2024, respectively.  Leasing is extremely competitive in these two areas.

Insurance

The Company believes that all of the Company’s primary real estate assets are adequately covered by insurance.  This includes comprehensive liability and property damage insurance which includes loss of rents.

Investment Policies

No limitations exist on the percentage of the Company’s assets which may be invested in any one investment, or type of investment.  However, approval by the shareholders of a majority of the outstanding shares of Class A, Class B and Class C Common Stock, voting jointly as a class, is required before a sale or other disposition of all or substantially all of the assets of the Company or any material subsidiary.

Management’s objective for the foreseeable future is to retain the income-producing properties and to prepare for sale all non-income-producing real estate assets.  In the foreseeable future, the Company contemplates no new investments in real estate, interests in real estate, real estate mortgages or securities of, or interests in, entities primarily engaged in real estate activities.  In addition, during such period, the Company does not intend to acquire other assets, either primarily for possible capital gain or primarily for income.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Under TWC’s Amended and Restated Charter, filed July 30, 1992 with the Maryland Department of Assessments and Taxation (“TWC’s Charter”), TWC has three classes of common stock:  Class A Common Stock, Class B Common Stock, and Class C Common Stock (Class A, B and C Common Stock collectively referred to herein as the “New Common Stock”).  At the present time, there is no established public trading market for any class of the New Common Stock.  As of December 31, 2001, there were 123 record holders of the Class A Common Stock, 418 record holders of the Class B Common Stock, and 16 record holders of the Class C Common Stock.  There are no outstanding options or warrants to purchase securities convertible into common equity of the Company.

TWC has been unable to ascertain any market for TWC’s common stock during 2001 or 2000.  Consequently, TWC does not have any information concerning high and low bids on any class of its common stock during 2001 or 2000.

TWC has not paid any dividends or distributions on its common stock since 1990.

Under TWC’s Charter and except as may otherwise be required by law, holders of Class A Common Stock are entitled to receive 100% of all dividends and other distributions (the “Dividend Preference”) made by TWC in respect of its capital stock until such time as dividends and other distributions paid to the holders of Class A Common Stock equal, in aggregate, to approximately $5,500,000 (the “First Trigger”).

Following the First Trigger, if it occurs, the holders of Class A Common Stock are to receive approximately 98.6%, and holders of Class B Common Stock are to receive the remaining approximate 1.4%, of all dividends and other distributions paid in respect of TWC’s capital stock until such time as the Dividend Preference paid to the holders of Class A Common Stock equal 100% of the unsecured allowed claims in excess of $500 (“Allowed Class 7 Claims”) (the “Second Trigger”).  Until the occurrence of the Second Trigger, if any, the holders of Class C Common Stock have no right to receive any dividends in respect of Class C Common Stock.

In addition, under the Charter, the Class A Common Stock has an aggregate liquidation preference in an amount equal to approximately $11,000,000 reduced (but not below zero) by the aggregate amount of dividends and other distributions paid to the holders of the Class A Common Stock.

Under the Charter, following the Second Trigger, if it occurs, all outstanding shares of Class A Common Stock, Class B Common Stock and Class C Common Stock will automatically be converted into a single class of common stock (the “Single Class Common Stock”).  Upon such conversion, the holders of Class B Common Stock and the holders of the Class C Common Stock will receive an aggregate of 25% of the outstanding shares of the Single Class Common Stock, such 25% to be allocated pro rata based on the number of shares of Class B Common Stock and Class C Common Stock outstanding at the time of such conversion.  Except as otherwise provided in the Charter or required by law, upon the occurrence of the Second Trigger:  (i) shares of the Single Class Common Stock will rank pari passu and will share equally, share for share, in any dividends or other distributions made by  TWC, and will be identical in all respects; and (ii) the holders of the Single Class Common Stock will be entitled to one vote per share on all matters submitted for shareholder vote.

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

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition

During the year ended December 31, 2001 the Company’s total assets were reduced by $810,000 from $18,343,000 to $17,533,000.  Such decrease was primarily the result of depreciation of operating property and equipment, and a decrease in cash and cash equivalents, partially offset by an increase in escrow deposits.

Operating property and equipment decreased by $755,000 from $16,411,000 at December 31, 2000 to $15,656,000 at December 31, 2001.  Such decrease was primarily the result of depreciation and the amortization of deferred rent concessions on the Arlington Square Project.

Cash and cash equivalents decreased by $178,000 from $426,000 at December 31, 2000 to $248,000 at December 31, 2001.  Such decrease was primarily the result of escrow deposits made on the Arlington Square Project and a reduction in the installment obligation on the Arlington Square Project.

Escrow deposits increased by $156,000 from $419,000 at December 31, 2000 to $575,000 at December 31, 2001.  Such increase was primarily the result of periodic deposits made to the reserves on the Arlington Square Project.

Accounts receivable – tenant increased by $28,000 from $284,000 at December 31, 2000 to $312,000 at December 31, 2001.  This increase was primarily the result of an increase in parking garage lease income receivable in the Arlington Square Project.

Other assets decreased by $62,000 from $78,000 at December 31, 2000 to $16,000 at December 31, 2001.  This decrease was primarily the result of a decrease in accounts receivable in Arlington Square, Inc. from the build out of the Arlington Square Project.

During the year ended December 31, 2001, the Company’s total liabilities decreased by $585,000 from $22,635,000 at December 31, 2000 to $22,050,000 at December 31, 2001.  Such decrease was primarily the result of a reduction in the installment obligation for the Arlington Square Project and a reduction in accounts payable and other liabilities.

Installment obligation/Notes payable - Arlington Square Project decreased by $520,000 from $22,414,000 at December 31, 2000 to $21,894,000 at December 31, 2001.  Such decrease was the result of principal payments on the two mortgages.

Accounts payable and other liabilities decreased by $63,000 from $94,000 at December 31, 2000 to $31,000 at December 31, 2001.  Such decrease was primarily the result of a decrease in accrued expenses.

Results of Operations

Revenues increased by $42,000 from $3,464,000 for the year ended December 31, 2000 to $3,506,000 for the year ended December 31, 2001.  Such increase was primarily the result of an increase in operating property rental income and an increase in other income.

Operating property rental income increased by $28,000 from $3,288,000 for the year ended December 31, 2000 to $3,316,000 for the year ended December 31, 2001.  This increase was the result of increased income received from the Arlington Square Project, which is the Company’s primary source of rental income.

Other income increased by $12,000 from $24,000 for the year ended December 31, 2000 to $36,000 for the year ended December 31, 2001.  This increase was the result of expense reimbursements received from the Arlington Square Project.

Total expenses decreased by $205,000 from $3,147,000 for the year ended December 31, 2000 to $2,942,000 for the year ended December 31, 2001.  This decrease is primarily due to a decrease in operating property expenses, interest expense, general and administrative expenses, and provision for estimated losses on assets.

Operating property expenses decreased by $65,000 from $1,045,000 for the year ended December 31, 2000 to $980,000 for the year ended December 31, 2001.  This decrease is due to an decrease in operating expenses relating to the Arlington Square Project.

Interest expense decreased by $13,000 from $1,549,000 for the year ended December 31, 2000 to $1,536,000 for the year ended December 31, 2001.  This decrease was the result of current payments on the Arlington Square Project mortgage balance.

General and administrative expenses decreased by $43,000 from $469,000 for the year ended December 31, 2000 to $426,000 for the year ended December 31, 2001.  This decrease is due to a decrease in administrative expenses relating to The Washington Corporation.

During 2000, the Company recorded a provision for estimated losses due to the reduction in net realizable value of certain real estate and development properties of the Company in the amount of $83,000.  No such provision was made in 2001.

Net income before depreciation and amortization increased by $247,000 to income of $564,000 for the year ended December 31, 2001 from $317,000 for the year ended December 31, 2000.  Such increase was a result of an increase in total income as described above, and a decrease in expenses.

Depreciation and amortization decreased by $27,000 from $816,000 for the year ended December 31, 2000 to $789,000 for the year ended December 31, 2001.  This decrease results primarily from depreciation on the Arlington Square Project.

Net loss decreased by $274,000 from a net loss of $499,000 for the year ended December 31, 2000 to a net loss of $225,000 for the year ended December 31, 2001.  This decrease was the result of the changes in the items described above.

Liquidity and Capital Resources:  Outlook

The Company’s primary sources of funds for 2001 came from rental income and property management fees.  As of December 31, 2001, the Company had cash and cash equivalents and escrow deposits totaling approximately $823,000 of which $575,000 was escrow deposits.  The Company expects its primary source of funds for 2002 to continue to be rents received on the Arlington Square Project.

During 2001, cash and cash equivalents decreased by $178,000 as compared to a decrease of $314,000 for 2000.  This decrease in 2001 was primarily due to the result of escrow deposits made on the Arlington Square Project and a reduction in the installment obligation on the Arlington Square Project. Future sources of funds are anticipated to come from the rents and property management fees.  The Company has tried without success to sell its remaining assets.

TWC’s agreement to manage the Arlington Square Project provides for management fees approximating $166,000 annually.  See “Description of Properties - Arlington Square Project”.  The continued ownership of the Arlington Square Project is necessary to provide the Company with sufficient cash for operations.

The Company’s primary use of operating funds is anticipated to be for corporate overhead expenses and principal and interest payments on the ASLP Notes.

On October 25, 1996 at TWC’s annual stockholders meeting, William N. Demas, formerly a Class B and Class C Director was elected as a Class A Director and Jose Ma. C. Castro was elected as a Class B and Class C Director to fill the position held by Mr. Demas.  Jonathan C. Kinney was also re-elected as a Class B and Class C Director.  In December of 2000, Jose Ma. C. Castro resigned as a Director of the company.  In January of 2002, Jonathan C. Kinney resigned as a Director of the Company.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) as follows:

No. 141	Business Combinations.
No. 142	Goodwill and Other Intangible Assets.
No. 143	Accounting for Assets Retirement Obligations.

No. 143             Accounting for Assets Retirement Obligations.

SFAS No. 141 eliminates the use of the pooling-of-interests method of accounting for business combinations and requires that all such transactions be accounted for by the purchase method.  In addition, SFAS No. 141 requires that intangible assets be recognized as assets apart from goodwill and that they meet specific criteria described in the SFAS.  This SFAS is applicable to all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.  The Company intends to follow the SFAS in accounting for all future business combinations and does not believe that adoption will have any significant impact on the Company’s financial statements.

SFAS No. 142 eliminates the requirement to amortize goodwill and requires that other intangible assets be separated into assets that have a finite useful life and those with an indefinite useful life.  Intangible assets with a finite useful life are to be amortized over that useful life.  Intangible assets with an indefinite life are to be measured for impairment annually, or more frequently if circumstances indicate impairment may have occurred.  With respect to goodwill, the SFAS requires that it be measured annually for impairment under a defined two-step process that begins with an estimation of the fair value of a “reporting unit,” which is defined in the SFAS.  The first step in the process is a screening for impairment and the second step measures the amount of impairment, if any.  Upon initial adoption of SFAS No. 142, the change is to be reported on the financial statements as a change in accounting principle with the cumulative effect reported in the statement of income in the period of adoption.  The SFAS is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted for entities with fiscal years beginning after March 15, 2001.  The Company expects to adopt this new SFAS with its fiscal year beginning January 1, 2001.  The Company has no intangible assets as of December 31, 2001, and therefore, does not believe that adoption of the SFAS will have any impact on its financial statements.

SFAS No. 143 requires that asset retirement obligations be recognized as a liability in the period in which they are incurred at their fair value if a reasonable estimate can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  The SFAS requires that the liability be discounted and accretion expense be recognized.  SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2001, with earlier application permitted.  The Company does not have any asset retirement obligations as of December 31, 2001, and therefore, does not believe that this new SFAS will have any impact upon its financial statements when adopted.

ITEM 7.  FINANCIAL STATEMENTS

700 KING FARM BOULEVARD, SUITE 300

ROCKVILLE, MARYLAND 20850

PHONE 301.231.6200

FAX 301.231.7630

[LOGO OF Aronson & Company]

www.aronsoncompany.com

Independent Auditor's Report

Board of Directors and Shareholders

The Washington Corporation

Bethesda, Maryland

We have audited the accompanying Consolidated Balance Sheets of The Washington Corporation and Subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related Consolidated Statements of Operations, Deficiency in Stockholders' Equity and Cash Flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Washington Corporation and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 10 to the financial statements, the Company has incurred continuing losses from operations and has been unable to dispose of certain of its real estate assets.  As a result, the Company may not be able to continue to meet its obligations as they come due.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 13.  The consolidated financial statements do not include any adjustments that might arise from the outcome of this uncertainty.

ARONSON & COMPANY

/s/ ARONSON & COMPANY
Rockville, Maryland
January 31, 2002

	[Logo of Moores Rowland International]	A member of Moores Rowland International an association of independent accounting firms throughout the world

CERTIFIED PUBLIC ACCOUNTANTS
AND MANAGEMENT CONSULTANTS

THE WASHINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31, 2001 AND 2000

	2001	2000
ASSETS

Operating property and equipment, net	$15,656,154	$16,410,644
Real estate and development property	325,002	325,002
Cash and cash equivalents	248,434	426,367

Escrow deposits	574,909	418,833
Land purchase leaseback	400,000	400,000
Other assets	16,210	78,257
Total Assets	$17,220,709	$18,059,103

LIABILITIES

Installment obligation – Arlington Square Project	$21,894,105	$22,413,659
Accrued interest payable	124,895	127,870
Accounts payable and other liabilities	31,201	93,884
Total Liabilities	22,050,201	22,635,413

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN STOCKHOLDERS’ EQUITY

Common stock, $.01 par value; shares issued
Class A – 1,675,163 authorized, 1,640,327 shares issued and outstanding	16,403	16,403
Class B – 24,429 authorized, 21,476 shares issued and outstanding	215	215
Class C – 45,639 authorized, 45,119 shares issued and outstanding	451	451
Additional paid-in capital	2,804,821	2,804,821
Accumulated deficit	(7,339,103)	(7,114,188)

Total Deficiency in Stockholders’ Equity	(4,517,213)	(4,292,298)

Total Liabilities and Deficiency in Stockholders’ Equity	17,532,988	18,343,115

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000
REVENUES

Operating property rental income	$3,316,103	$3,287,703
Rent from land purchase leaseback	108,484	113,578
Other income	35,618	24,470
Interest income	45,460	37,765

Total revenues	3,505,665	3,463,516

EXPENSES

Operating property expenses	979,981	1,045,479
Interest expense	1,535,898	1,549,459
General and administrative expenses	425,701	468,702
Provision for estimated losses on asset value adjustments	—	82,998

Total expenses	2,941,580	3,146,638

NET INCOME BEFORE DEPRECIATION AND AMORTIZATION	564,085	316,878

DEPRECIATION AND AMORTIZATION	789,000	815,765

NET LOSS	$(224,915)	$(498,887)

LOSS PER COMMON SHARE (BASIC):
	$(0.13)	$(0.29)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’  EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL
BALANCE, JANUARY 1, 2000	17,069	$2,804,821	$(6,615,301)	$(3,793,411)

NET LOSS	—	—	(498,887)	$(498,887)

BALANCE, DECEMBER 31, 2000	17,069	2,804,821	(7,114,188)	$(4,292,298)

NET LOSS	—	—	(224,915)	$(224,915)

BALANCE, DECEMBER 31, 2001	$17,069	$2,804,821	$(7,339,103)	$(4,517,213)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(224,915)	$(498,887)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for estimated losses on asset valuations	—	82,998
Depreciation and amortization	723,400	750,165
Amortization of deferred rent concessions	65,600	65,600
Interest earned on restricted escrows	(16,393)	(20,868)
Decrease (increase) in accounts receivable - Arlington Square Project	(28,267)	1,889
Decrease in other assets	62,047	99,769
Decrease in accrued interest payable	(2,975)	(2,888)
Decrease in accounts payable and other liabilities	(62,683)	(123,823)
Net cash provided by operating activities	515,814	353,955

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(34,510)	(32,778)
Withdrawals from restricted escrows	252,177	241,860
Deposits to restricted escrows	(391,860)	(391,860)
Net cash used in investing activities	(174,193)	(182,778)

CASH FLOWS FROM FINANCING ACTIVITIES:
Curtailments of installment obligation - Arlington Square Project	(519,554)	(485,211)
Net cash used in financing activities	(519,554)	(485,211)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(177,933)	(314,034)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	426,367	740,401

CASH AND CASH EQUIVALENTS, END OF PERIOD	$248,434	$426,367

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid during the year	$1,518,005	$1,552,347

The accompanying Notes to Consolidated Financial Statements are  an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated statements include the accounts of The Washington Corporation (“TWC”) and all entities over 50% owned by TWC (collectively, the “Company”).  All significant intercompany transactions have been eliminated in consolidation.  The Company considers its operating activities to be all within one operating segment.

REVENUE RECOGNITION AND DEFERRED RENTAL CONCESSIONS

Profit on the sale of real estate is recognized at the time the sale is settled.  Rental income from leases, with scheduled rental increases during their lease terms, is recognized for financial reporting purposes on a straight–line basis net of amortization of deferred rental concessions.

REAL ESTATE AND DEVELOPMENT PROPERTY EXPENSES

The Company records its real estate and development property at the lower of accumulated cost or estimated net realizable value.  The Company follows the policy of charging, as current expenses, the holding costs of real estate such as taxes, insurance and interest, to the extent the properties are not currently being developed.  Direct development and engineering costs are capitalized as part of property cost.  No interest was capitalized during either of the years ended December 31, 2001 and 2000.

OPERATING PROPERTY AND EQUIPMENT

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.  Buildings and related improvements are depreciated over 31.5 and 39 years, respectively.  Tenant improvements are amortized using the straight–line method over the lesser of the term of the life of the respective lease or the useful life of the improvements.  Deferred rental concessions are amortized over the term of the lease.

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

ASSET IMPAIRMENT

It is the Company’s policy to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

NOTE 2

REAL ESTATE AND DEVELOPMENT PROPERTY

Residential development efforts in the past included the acquisition of raw land for the development of planned sites or finished building lots for sale to homebuilders.  The Company, through a wholly-owned subsidiary, owned 363 acres known as Timberlake in Charles County, Maryland.  In February, 1999, 313 acres of this project was foreclosed upon by the lender.  Upon foreclosure, the recorded value of the property was reduced by $1,057,449 which represented the outstanding principal balance of $880,000 plus accrued interest of $177,449.  Management estimated the net realizable value of the property’s remaining 48 acres to be  $200,000, resulting in an estimated loss on asset valuation of $97,771 for the year ended December 31, 1999.  Management made an additional adjustment to the net realizable value of the property during 2000 due to poor results from land development zoning tests on several of the remaining lots.  This resulted in a provision for estimated loss on asset valuation of $75,000 for the year ended December 31, 2000.  No additional provision was considered necessary in 2001.

The Company also owns 16.6 acres, known as River Oaks, that was intended to be a retail development site in Prince William County, Virginia.  Pursuant to its Chapter 11 reorganization plan, the lender has released its debt and security interest on the property in exchange for the Company’s release of the lender’s development obligations.  The property had been revalued in “fresh start” accounting to $200,000.

In addition, the Company owns 23.21 acres in Memphis, Tennessee zoned for multi-family garden apartments and seven townhome lots in Dumfries, Virginia.  Management has estimated the net realizable value of these properties as being almost worthless, resulting in a provision for estimated loss on asset valuation of $7,998 for the year ended December 31, 2000.  No additional provision was considered necessary in 2001.

NOTE 3

LAND LEASE

The Company owns a fee simple interest in land underlying a hotel located in Ft. Washington, Pennsylvania.  The property had an original cost and current value of $400,000.  The minimum annual rent under the lease, which expires in 2024, is $66,000 plus one percent of gross room sales of the property, but not less than $1,000 a month.  As of December 31, 2001, the minimum lease payments due pursuant to this lease through expiration are as follows:

2002	78,000
2003	78,000
2004	78,000
2005	78,000
2006	78,000
Thereafter	1,423,500
$1,813,500

NOTE 4

OTHER ASSETS

Other assets includes prepaid expenses, security deposits and prepaid management fees.

NOTE 5

ESCROW DEPOSITS

At December 31, 2001 and 2000, deposited funds of $574,909 and $418,833, primarily for the Arlington Square Project, were restricted for replacement reserve, and tax and insurance escrows.

NOTE 6

INSTALLMENT OBLIGATIONS - ARLINGTON SQUARE PROJECT

From November 1997 to November 25, 1998, Arlington Square Limited Partnership (ASLP)’s property was encumbered by two mortgage notes to Allied Capital Commercial Corporation (Allied) in the amount of $24,300,000.  The outstanding principal balance on the mortgage loans accrued interest at a blended rate of 10%, based on the LIBOR.  The notes were cash-flow mortgages with all excess cash flow, as defined, being applied to reduce the principal balance and to fund the required escrows.  One of the mortgage agreements provided for the lender to receive a participation interest of 30% in the net cash flow and a 30% equity value in the property if and when it is sold, with such provision to survive any payoff of the mortgage.

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

On December 1, 1998, ASLP entered into a forbearance agreement with Allied whereby Allied gave notice of demand for full payment of its participation interest in the equity value of the property and established the value of that interest at $1,850,000, including Allied’s cash flow interest for the period October 1 through December 31, 1998.  Under the agreement, the partnership is to pay Allied its participation interest in equal monthly installments of $22,739, including interest at 7.5% over a term of 9 ½ years.  Allied’s participation interest is collaterized by a deed of trust in the real estate and is guaranteed by all of the partners.  Each partner’s guarantee is secured by a pledge of its interest in the partnership.  Allied agreed to forebear on certain of its surviving rights from the mortgage note, including an abatement of its right to the property’s net cash flow, provided all payments under the agreement are paid when due.  In addition, Allied subordinated its deed of trust to the deed of trust of MetLife.  On December 31, 1999, the parties to the forbearance agreement entered into a termination of the forbearance agreement, since all further payment obligations of the parties are contained in the Amended and Restated Promissory Note dated as of December 1, 1998.

At December 31, 2001, the scheduled future maturities of the obligations are as follows:

Year Ending December 31	Amount
2002	$556,491
2003	596,833
2004	640,106
2005	686,523
2006	736,313
Thereafter	18,677,839
$21,894,105

NOTE 7

OPERATING PROPERTY AND EQUIPMENT - ARLINGTON SQUARE PROJECT

At December 31, 2001 and 2000, operating property and equipment is stated at the net “fresh start” value of $23,000,000, less related accumulated depreciation and amortization of related intangibles.  For “fresh start” reporting purposes, the Arlington Square Project was revalued to an amount equal to the original amount of the non-recourse debt secured by the property.

At December 31, 2001 and 2000, operating property and equipment consisted of:

	2001	2000
Land, building and equipment	$23,629,941	$23,595,431
Tenant improvements	1,603,452	1,603,452
Deferred rental concessions, net	442,800	508,400
Deferred loan closing costs, net	214,972	246,820
	25,891,165	25,954,103
Less depreciation and amortization	(10,235,011)	(9,543,459)
	$15,656,154	$16,410,644

NOTE 8

INCOME TAXES

As of December 31, 2001, the Company had tax net operating loss carryforwards of approximately $19,885,000.  The deferred tax asset associated with these net operating loss carryforwards of approximately $7,300,000 is offset by a valuation allowance applied to the deferred tax asset.  The net operating losses for income tax reporting purposes will expire as follows:

2004 —	$1,309,000	2008 —	$1,429,000	2021 —	$29,000
2005 —	5,652,000	2018 —	91,000
2006 —	155,000	2019 —	1,565,000
2007 —	9,405,000	2020 —	250,000

NOTE 9

RELATED PARTY TRANSACTIONS

During 2001 and 2000, the Company engaged a law firm in which one current director of the Company serves as partner in the firm.  During 2001 and 2000, the Company paid $1,830 and $9,366, respectively, in fees to this law firm.  During the year ended December 31, 2001 and 2000, the Company paid $2,131 and $16,867, respectively, of consulting fees for construction services to an entity affiliated with another current director.

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

Under the terms of the Plan, holders of the Class A Common Stock will receive 100% of all dividends paid by the Company in respect of its capital stock until such time as the cumulative dividends and other distributions paid to holders of Class A Common Stock equal 50% of the allowed Class 7 bankruptcy claims of approximately $11,000,000 (the “First Trigger”).

Following the First Trigger, the holders of the Class A Common Stock will receive approximately 98.6% (with Class B stockholders receiving 1.4%) of all dividends paid in respect of the Company’s capital stock until such time as the cumulative dividends and other distributions paid to holders of Class A Common Stock equal 100% of the allowed Class 7 bankruptcy claims (the “Second Trigger”).

Following the Second Trigger, all outstanding shares of Class A Common Stock, Class B Common Stock and Class C Common Stock will automatically convert into a single class of common stock.

The holders of Class A Common Stock also have an aggregate liquidation preference of an amount equal to the amount of Class 7 bankruptcy claims allowed in the Company’s Chapter 11 case.  All dividends or distributions made with respect to the Class A Common Stock shall reduce the liquidation preference dollar for dollar.

As of December 31, 2001, the number of common shares outstanding is as follows:

Class A	1,640,327
Class B	21,476
Class C	45,119

NOTE 11

LESSOR ARRANGEMENTS

The Company, through its 74% interest in ASLP, owns a building and parking garage which is 100% leased to an agency of the U.S. Government under a ten year lease expiring in September, 2008.  During the years ended December 31, 2001 and 2000, the Company realized income from this lease of approximately $3,316,000 and $3,288,000, net of rental concessions, respectively, or 97% and 95% of total revenues, respectively. The terms of the lease require the tenant to pay base rent plus its proportionate share of increases in certain operating expenses.  Also, the lease requires the tenant to pay base rent on the parking garage subject to 5% annual increases.

The minimum lease payments due pursuant to this lease at December 31, 2001 are as follows:

2002	$3,271,308
2003	3,299,277
2004	3,363,184
2005	3,374,491
2006	3,386,364
Thereafter	5,955,224
Total	$22,649,848

NOTE 12

OFFICE LEASE

The Company is obligated under an operating lease for its office space which expires January 31, 2004.  The rent increases annually by 3%.  The future annual rents under this lease are:

2002	25,006
2003	25,750
2004	2,151
Total	$52,907

Rental expense under the Company’s office lease agreements was $24,938 and $25,963 for 2001  and 2000, respectively.

NOTE 13

GOING CONCERN

The Company has continued to incur losses and has been unable to liquidate certain of its real estate assets in a timely manner and is facing certain liquidity problems in the near future if these assets cannot be disposed.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management does not have a formal plan to address these possible liquidity problems although they will continue to monitor and reduce administrative costs and/or attempt to delay payment for certain services until properties are sold.  If these attempts are not successful, the Company may be forced to sell its remaining properties for significantly less than the recorded values.  The eventual outcome of these matters cannot be determined.  The accompanying financial statements do not include any adjustments to assets or recorded liabilities of the Company if it is forced to liquidate prematurely and sales of assets and settlement of liabilities are not conducted in the normal course of business.

NOTE 14

NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic net loss per share computations for 2001 and 2000:

	2001
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per share
Net loss	$(224,915)	1,706,922	$(.13)

	2000
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic net loss per share
Net Loss	$(498,887)	1,706,922	$(.29)

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors of the Company

TWC’s Bylaws require no less than two (2) directors, at least one of which is a Class A Director, shall constitute a quorum for a Board of Directors meeting and the vote of a majority of the Class A Directors participating at such meeting is necessary for the Board to act.  The Board of Directors is composed of one (1) Class A Director and two (2) Class B and C Directors.  On October 25, 1996, William N. Demas, formerly a Class B and Class C Director was elected as a Class A Director and Jose Ma. C. Castro was elected as a Class B and Class C Director to fill the position held by Mr. Demas.  In December of 2000, Jose Ma. C. Castro resigned as a Class B Director of the Company.  In January of 2002, Jonathan C. Kinney resigned as a Class B Director of the Company.  TWC is currently searching for Class B and C Directors.  Directors are elected to serve until the next annual meeting of shareholders or the next special meeting of shareholders called for the election of directors, and until their successors have been elected and qualified.  TWC did not hold an annual or special meeting of shareholders in 2001.  See “Description of Business - Business Development - Recent Developments.”

TWC’s executive officers and directors are:

NAME	AGE	POSITION
William N. Demas	65	Chairman of the Board of Directors, Chief Executive Officer and President

Geraldine Piatt	66	Secretary

William N. Demas has been Chairman of the Board of Directors, Chief Executive Officer and President of TWC since it was established in 1979.  Mr. Demas served as Chairman of the Board of Directors and Chief Executive Officer of Capital Mortgage Investors, TWC’s predecessor, from 1969 to 1979.  Mr. Demas also manages properties unrelated to TWC.

Geraldine Piatt has served as the Secretary of the Company since 1992.  Ms. Piatt also serves as property management administrator since 1989.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires that directors and officers of a registrant and persons owning more than ten percent of such registrant’s equity securities registered under Section 12 of the Securities Exchange Act file reports of ownership and changes in ownership (“Section 16 Filings”) with the Securities and Exchange Commission (the “SEC”).  The SEC requires that copies of all such Section 16 Filings be furnished by the filers to the registrant.  TWC has not received any Section 16 Filings during Fiscal 2001.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the annual compensation earned by the President and Chief Executive Officer of TWC  (the “Named Executive Officer”) for services rendered to TWC in all capacities for the fiscal years ended December 31, 2001 (“Fiscal 2001”), December 31, 2000 (“Fiscal 2000”) and December 31, 1999 (“Fiscal 1999”):

SUMMARY COMPENSATION TABLE

	Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation		All Other Compensation
William N. Demas, Chief Executive Officer and President	2001 2000 1999	96,546 123,631 74,000	— — —	20,570 — —	(1)	24,852 24,852 24,852	(2) (2) (2)

1  Auto allowance

2  Since August 1993, TWC has paid the premiums on a life insurance policy for Mr. Demas (“the Demas Policy”).  The amounts shown represent TWC’s total annual payments therefor in Fiscal 2001, Fiscal 2000 and Fiscal 1999.  In all three years, TWC reduced Mr. Demas’s base salary by the amount equal to the costs of the Demas Policy.

TWC has not granted stock options, restricted stock awards, or share appreciation rights during Fiscal 2001, Fiscal 2000, and Fiscal 1999.  Since its reorganization in 1992, TWC has not had a long-term incentive plan or pension plan.  However, in 1992, TWC established a noncontributory Salary Reduction SEP on behalf of its employees (including Mr. Demas), pursuant to which employees, at their election, may defer a percentage of their annual salaries.

Employment Agreement with William N. Demas

On July 30, 1992, William N. Demas entered into an agreement with TWC providing for his employment as President and Chief Executive Officer of TWC (the “Employment Agreement”).  The Employment Agreement expired on July 30, 1995.

Since the expiration of the Employment Agreement on July 30, 1995, Mr. Demas has been acting as the President and Chief Executive Officer of TWC without a written employment agreement.  Mr. Demas has been serving in such positions for a base salary of approximately $87,000 per year and performs such services on a part-time basis, not to exceed 25 hours per week.  In addition, Mr. Demas receives as benefits health insurance and reimbursement of expenses incurred on behalf of TWC.

In addition, since August 1993, in lieu of paying Mr. Demas’ full salary, TWC has paid the monthly premiums on a life insurance policy for Mr. Demas.

Compensation of Directors

In accordance with TWC’s Bylaws, directors may be reimbursed for any reasonable expenses incurred in connection with their service on the Board of Directors.  There are no other arrangements pursuant to which directors of TWC are compensated for services as director.  Messrs. Demas and Kinney did not seek or receive any reimbursement for their expenses in Fiscal 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders

The following table shows with respect to each person or entity known by TWC to be the beneficial owner of more than 5% of any class of TWC’s voting securities as of December 31, 2001, (i) the number of shares so owned, and (ii) the percentage of all shares represented by such ownership (based upon the number of shares outstanding in the class) as of December 31, 2001.

		Shares Beneficially Owned
Title of Class		# of Shares	% of Class(1)
Class A Common Stock	Kevin E. Foley, Deputy Superintendent of Insurance of the State of New York, as Agent of the Rehabilitator of Executive Life Insurance of New York(2)	410,618	24.7

Class A Common Stock	AIF II, L.P.(3)	325,242	19.6

Class A Common Stock	Lion Advisors, L.P.(3)	325,242	19.6

Class C Common Stock	The Antonelli Creditors Liquidating Trust	18,206	40.1

Class C Common Stock	Andrea Kinney Greene	4,116	9.1

Class C Common Stock	David B. Kinney	5,326	11.7

Class C Common Stock	David H. Kinney	4,154	9.2

1  For purposes of this table and the table set forth immediately below, under the heading “Directors and Executive Officers”, the percentage of shares owned by each shareholder listed is based on the number of Class A Common Stock, Class B Common Stock and Class C Common Stock (the “New Shares”) that have been authorized pursuant to TWC’s plan of reorganization.  The authorized New Shares  equal the number of New Shares issued and outstanding.  Under the plan of reorganization, shareholders could claim their New Shares until July 30, 1995, after which date TWC would have the right to cancel any and all of the unclaimed New Shares.  Because the New Shares have not been registered under the Securities Act of 1933, shareholders are not required to file statements with the SEC under section 13(d) and 13(g) concerning their beneficial ownership of such shares.  The information set forth in the table is based principally upon information provided by the Company’s transfer agent and plan of reorganization.

2  Mr. Foley’s address is 123 Williams Street, New York, NY  10038-3889.

3  The address for AIF II, L.P. and Lion Advisors, L.P. c/o Apollo Advisors, L.P. is 1999 Avenue of the Stars, Suite 1050, Los Angeles, CA  90067.

4  The address for the trust is the Antonelli Liquidating Trust  c/o Bailey Realty Corporation, 1130 Connecticut Avenue, N.W., Washington, D.C.  20036.

5  Andrea Kinney Greene, the sister of Jonathan Kinney  who was a director of TWC, owns approximately 4,116 shares of Class C Common Stock.  In addition, Andrea Kinney Greene, as custodian for her children, holds approximately 132 shares of Class B Common Stock.  The address provided to TWC by Andrea Kinney Greene is Route 2, Box 782, Purcellville, VA 22132.

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

Directors and Executive Officers

The following table sets forth, as of December 31, 2001, information with respect to beneficial ownership of TWC’s capital stock by (i) the Named Executive Officers, (ii) each director and (iii) all directors and executive officers of TWC as a group.

Name and Address of Beneficial Owner(1)	Title of Class	Amount and Nature of Percentage of Class
		Beneficial Ownership		Outstanding
William N. Demas	Class A Common Stock	7,608		*
	Class C Common Stock	8,982	(2)	19.8

Jonathan C. Kinney	Class A Common Stock	523	(3)	*
	Class C Common Stock	4,564	(4)	10.1

Directors and Officers as a Group	Class A Common Stock	8,131		*
(2 persons)	Class C Common Stock	13,546		29.9

*   Less than 1% of outstanding shares of the Class

1  The address for each director and officer is c/o TWC, 4550 Montgomery Avenue, Suite 220 North, Bethesda, Maryland 20814.

2  This total includes 1,340 shares of Class C Common Stock which Mr. Demas owns with his wife in joint tenancy; however, it does not include approximately 440 shares of Class C Common Stock beneficially owned by Mr. Demas’ daughter Edith Demas.  In addition, Mr. Demas, as custodian for his children, Amy, James and Sarah Demas, holds 164 shares of Class B Common Stock.

3  Mr. Kinney disclaims beneficial ownership of these shares of Class A Common Stock which are held by Bean, Kinney & Korman, P.C., a law firm in which Mr. Kinney is a stockholder.  In January of 2002, Mr. Kinney resigned as a Director of the Company.

4  This total includes 8 shares of Class C Common Stock which are held by Mr. Kinney’s wife and 146 shares of Class C Common Stock held by Mr. Kinney as a limited partner in K-F Associates, a limited partnership which interests are owned by members of the Kinney Family.  Mr. Kinney disclaims beneficial ownership of shares held by K-F Associates. In addition, Mr. Kinney, as custodian for his children, David N.A. and Rachael W.K. Kinney, holds 232 shares of Class B Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Kinney and certain members of Mr. Kinney’s family (collectively, the “Kinney Family”) have a 16% ownership interest (6% of which is Mr. Kinney’s personal holding) in ASLP, which owns the Arlington Square Project.  Mr. Demas has a 7% ownership interest in ASLP.  The Company owns 74% of the equity directly and indirectly, of ASLP and is its general partner.  In Fiscal 2001, Messrs. Demas and Kinney and the Kinney Family received partnership distributions from their limited partnership interests of $4,900, $4,200, and $7,000 respectively.  Messrs. Demas and Kinney and the Kinney Family expect to receive similar distributions in fiscal year 2002.  See “Description of Properties - Arlington Square Project.

In Fiscal 2001 and Fiscal 2000, the Company paid legal fees of approximately $1,830 and $9,366 respectively to Bean, Kinney & Korman, P.C., the law firm in which Mr. Kinney is partner and stockholder.

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1

The Company’s Amended and Restated Charter, filed with the Maryland Department of Assessments and Taxation on July 30, 1992, which was filed as Exhibit 2.2 to the Company’s Registration Statement on Form 8-A filed with the Commission on August 10, 1992, is incorporated herein by reference.

3.2

The Company’s Bylaws, dated as of July 30, 1992, which were filed as Exhibit 2.3 to the Company’s Registration Statement on Form 8-A filed with the Commission on August 10, 1992, are incorporated by reference.

4.1

The Second Amended Joint Plan of Reorganization of The Washington Corporation, Carlin Springs Associates Limited Partnership, Second Fair Ridge Associates Limited Partnership and Wilson-Randolph Limited Partnership, dated May 28, 1992, as modified, which was filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed with the Commission on July 29, 1992, Commission File No. 0-20518, is incorporated herein by reference.

4.2

The Registration Rights Agreement, dated as of July 30, 1992, by and among the Company and certain holders of the Company’s Class A Common Stock which was filed as Exhibit 4.4 to the Company’s Form 10-Q filed with the Commission on August 14, 1992, Commission File No. 0-20518, is incorporated herein by reference.

10.1

Agreement of Limited Partnership of Arlington Square Limited Partnership dated September 17, 1985, by and among TWC Properties Partnership and the limited partners, which was filed as Exhibit 10.1 to the Company’s report on Form 10-KSB filed with the Commission April 6, 1995, is incorporated herein by reference.

10.2

The U. S. Government Lease of Real Property (Arlington Square Project) dated May 13, 1988 including Riders 1, 2 and 3 which was filed as Exhibit 10 to the Company’s Form 10-K filed with the Commission on March 29, 1990, Commission File No. 0-20518, is incorporated herein by reference.

10.3

The Lease Agreement dated March 24, 1974 between the Company and Fort Washington Inn Associates, which was filed as Exhibit 10.5 to the Company’s Form 10-KSB filed with the Commission April 6, 1993, is incorporated herein by reference.

10.4

The Stock Purchase Agreement dated November 1, 1994 relating to the sale of 2900 South Glebe, Inc, between The Washington Corporation and William N. Demas, which was filed as Exhibit 10.5 to the Company’s Form 10-KSB filed with the Commission on April 6, 1995, is incorporated herein by reference.

10.5

The First Amendment to Agreement of Limited Partnership of Arlington Square Limited Partnership dated December 14, 1990, by and among TWC Properties Partnership, William N. Demas, John D. Wolf and The Ballston Corporation, which was filed as Exhibit 10.8 to the Company’s report on Form 10-KSB filed with the Commission April 6, 1995, is incorporated herein by reference.

10.6

The Second Amendment to Agreement of Limited Partnership of Arlington Square Limited Partnership dated March 8, 1991, by and among TWC Properties Partnership, William N. Demas, John D. Wolf, The Ballston Corporation and Arlington Square, Inc., which was filed as Exhibit 10.9 to the Company’s report on Form 10-KSB filed with the Commission April 6, 1995, is incorporated herein by reference.

10.7

The Third Amendment to Agreement of Limited Partnership of Arlington Square Limited Partnership dated March 8, 1991, between TWC Properties Partnership, William N. Demas, John D. Wolf, The Ballston Corporation, Arlington Square Incorporated, Jonathan C. Kinney, David B. Kinney and Barbara A. Kinney evidencing the transfer of a 16% partnership interest in ASLP to Jonathan C. Kinney, David B. Kinney and Barbara A. Kinney, which was filed as Exhibit 10.1 to the Company’s Form 10-KSB filed with the Commission on April 13, 1993, is incorporated herein by reference.

10.8

The Fourth Amendment to Agreement of Limited Partnership of Arlington Square Limited Partnership dated January 1, 1993, by and among TWC Properties Partnership, Arlington Square, Inc., and The Washington Corporation, is incorporated herein by reference.

10.9

Promissory Note in the original principal amount of $23,000,000 dated November 20, 1997 between Arlington Square Limited Partnership and Allied Capital Commercial Corporation, which was filed as Exhibit 10.9 to the Company’s Form 10-KSB filed with the Commission on May 8, 1998, is incorporated herein by reference.

10.10

Promissory Note in the original principal amount of $1,000,000 dated November 20, 1997 between Arlington Square Limited Partnership and Allied Capital Commercial Corporation, which was filed as Exhibit 10.10 to the Company’s Form 10-KSB filed with the Commission on May 8, 1998, is incorporated herein by reference.

10.11

Loan Agreement in the amount of $24,300,000 dated November 20, 1997 between Arlington Square Limited Partnership and Allied Capital Commercial Corporation, which was filed as Exhibit 10.11 to the Company’s Form 10-KSB filed with the Commission on May 8, 1998, is incorporated herein by reference.

10.12

Amended and Restated Agreement of Limited Partnership of Arlington Square Limited Partnership, which was filed as Exhibit 10.12 to the Company’s Form 10-KSB filed with the Commission on May 8, 1998, is incorporated herein by reference.

10.13

Assignment of Leases and Rents dated November 20, 1997 by Arlington Square Limited Partnership to Allied Capital Commercial Corporation, which was filed as Exhibit 10.13 to the Company’s Form 10-KSB filed with the Commission on May 8, 1998, is incorporated herein by reference.

10.14

Assignment of Leases and Rents (GSA) dated November 20, 1997 by Arlington Square Limited Partnership to Allied Capital Commercial Corporation, which was filed as Exhibit 10.14 to the Company’s Form 10-KSB filed with the Commission on May 8, 1998, is incorporated herein by reference.

10.15

Guaranty by Arlington Square Limited Partnership to Allied Capital Commercial Corporation, on May 8, 1998, is incorporated herein by reference. which was filed as Exhibit 10.15 to the Company’s Form 10-KSB filed with the Commission.

10.16

Indemnity Agreement dated November 20, 1997 between Arlington Square Limited Partnership and Allied Capital Commercial Corporation, which was filed as Exhibit 10.16 to the Company’s Form 10-KSB filed with the Commission on May 8, 1998, is incorporated herein by reference.

10.17

Deed of Trust and Security Agreement “A” dated November 20, 1997 between Arlington Square Limited Partnership and Allied Capital Commercial Corporation, which was filed as Exhibit 10.17 to the Company’s Form 10-KSB filed with the Commission on May 8, 1998, is incorporated herein by reference.

10.18

Deed of Trust and Security Agreement “B” dated November 20, 1997 between Arlington Square Limited Partnership and Allied Capital Commercial Corporation, which was filed as Exhibit 10.18 to the Company’s Form 10-KSB filed with the Commission on May 8, 1998, is incorporated herein by reference.

10.19

Assignment of Limited Partnership interest of Ashton Glen Associates dated December 11, 1997 from The Washington Corporation to K-F Associates, which was filed as Exhibit 10.19 to the Company’s Form 10-KSB filed with the Commission on May 8, 1998, is incorporated herein by reference.

10.20

First Amendment to the Limited Partnership Agreement of Ashton Glen Associates dated December 11, 1997 which was filed as Exhibit 10.20 to the Company’s Form 10-KSB filed with the Commission on May 8, 1998, is incorporated herein by reference.

10.21

Promissory Note dated November 25, 1998 in the original principal amount of $21,500,000 with Arlington Square Limited Partnership as borrower and Metropolitan Life Insurance Company as holder, which was filed as Exhibit 10.21 to the Company’s Form 10-KSB filed with the Commission on June 2, 1999, is incorporated herein by reference.

10.22

Deed of Trust, Security Agreement and Fixture Filing from Arlington Square Limited Partnership to Keith J. Willner and Scott A. Morehouse as Trustees for the benefit of Metropolitan Life Insurance Company, dated November 25, 1998, which was filed as Exhibit 10.22 to the Company’s Form 10-KSB filed with the Commission on June 2, 1999, is incorporated herein by reference.

10.23

Assignment of Leases between Arlington Square Limited Partnership and Metropolitan Life Insurance Company dated November 25, 1998, which was filed as Exhibit 10.23 to the Company’s Form 10-KSB filed with the Commission on June 2, 1999, is incorporated herein by reference.

10.24

Assignment of Contracts and Agreements between Arlington Square Limited Partnership and Metropolitan Life Insurance Company dated November 25, 1998, which was filed as Exhibit 10.24 to the Company’s Form 10-KSB filed with the Commission on June 2, 1999, is incorporated herein by reference.

10.25

Unsecured Indemnity Agreement among Arlington Square Limited Partnership, Metropolitan Life Insurance Company and The Washington Corporation dated November 25, 1998, which was filed as Exhibit 10.25 to the Company’s Form 10-KSB filed with the Commission on June 2, 1999, is incorporated herein by reference.

10.26

Financing Statement dated November 25, 1998 executed by Arlington Square Limited Partnership as debtor and Metropolitan Life Insurance Company as secured party, which was filed as Exhibit 10.26 to the Company’s Form 10-KSB filed with the Commission on June 2, 1999, is incorporated herein by reference.

10.27

Subordination of Management Agreement dated November 25, 1998 by and among The Washington Corporation, Arlington Square Limited Partnership and Metropolitan Life Insurance Company, which was filed as Exhibit 10.27 to the Company’s Form 10-KSB filed with the Commission on June 2, 1999, is incorporated herein by reference.

10.28

Guaranty Agreement dated November 25, 1998 by and between The Washington Corporation, Arlington Square Limited Partnership and Metropolitan Life Insurance Company, which was filed as Exhibit 10.28 to the Company’s Form 10-KSB filed with the Commission on June 2, 1999, is incorporated herein by reference.

10.29

Subordination Agreement dated November 25, 1998, by and among Arlington Square Limited Partnership, Metropolitan Life Insurance Company and Allied Capital Commercial Corporation, which was filed as Exhibit 10.29 to the Company’s Form 10-KSB filed with the Commission on June 2, 1999, is incorporated herein by reference.

10.30

Subordination, Non-Disturbance and Attornment Agreement among Metropolitan Life Insurance Company, Arlington Square Limited Partnership and United States of America - General Services Administration dated November 25, 1998, which was filed as Exhibit 10.30 to the Company’s Form 10-KSB filed with the Commission on June 2, 1999, is incorporated herein by reference.

10.31

Subordination, Non-Disturbance and Attornment Agreement among Metropolitan Life Insurance Company, U.S. Fish and Wildlife Service, and Arlington Square Limited Partnership, dated November 25, 1998, which was filed as Exhibit 10.31 to the Company’s Form 10-KSB filed with the Commission on June 2, 1999, is incorporated herein by reference.

10.32

Forbearance Agreement dated December 1, 1998, by and among Arlington Square Limited Partnership, Arlington Square, Inc., The Washington Corporation, and Allied Capital Corporation, which was filed as Exhibit 10.32 to the Company’s Form 10-KSB filed with the Commission on June 2, 1999, is incorporated herein by reference.

10.33

Amended and Restated Promissory Note dated December 1, 1998, in the original principal amount of  $1,850,000 with Arlington Square Limited Partnership as borrower and Allied  Capital Corporation as holder, which was filed as Exhibit 10.33 to the Company’s Form 10-KSB filed with the Commission on June 2, 1999, is incorporated herein by reference.

10.34

Termination of Forbearance Agreement dated December 31, 1999, by and among Arlington Square Limited Partnership,  Arlington Square, Inc., The Washington Corporation, and Allied Capital Corporation, which was filed as Exhibit 10.34 to the Company’s Form 10-KSB filed with the Commission on June 2, 1999, is incorporated herein by reference.

10.35

First Modification to Deed of Trust and Security Agreement “B” dated November 24, 1998, by and between Arlington Square Limited Partnership and Allied Capital Corporation, which was filed as Exhibit 10.35 to the Company’s Form 10-KSB filed with the Commission on June 2, 1999, is incorporated herein by reference.

10.36

Second Modification to Deed of Trust and Security Agreement “B” dated December 31, 1999, by and between Arlington Square Limited Partnership and Allied Capital Corporation, which was filed as Exhibit 10.36 to the Company’s Form 10-KSB filed with the Commission on June 2, 1999, is incorporated herein by reference.

10.37

Guarantor’s Consent and Acknowledgment dated November 24, 1998, by and between Arlington Square Limited Partnership and Allied Capital Corporation, which was filed as Exhibit 10.37 to the Company’s Form 10-KSB filed with the Commission on June 2, 1999, is incorporated herein by reference.

11.	Computation of per share earnings for the years ended December 31, 2001 and 2000 is attached hereto.

21.	Subsidiaries of the Registrant as of December 31, 2001 is attached hereto.

(b)	Reports on Form 8-K. The Company filed no report on Form 8-K during fourth quarter of 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WASHINGTON CORPORATION

Date:	4/4/02	By:	/s/ William N. Demas
William N. Demas
Chairman of the Board of Directors/
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	4/4/02	By:	/s/ William N. Demas
William N. Demas
Chairman of the Board of Directors/
President