Form 10KSB/A
period 2001-12-31
WASHINGTON CORP
filed 2002-04-30
CIK 314625

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001	Commission file number 1-7228

THE WASHINGTON CORPORATION

(Name of Small Business Issuer in Its Charter)

Maryland	52-1157845
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

CERTIFIED PUBLIC ACCOUNTANTS
AND MANAGEMENT CONSULTANTS

THE WASHINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31, 2001 AND 2000

	2001	2000
ASSETS

Operating property and equipment, net	$15,656,154	$16,410,644
Real estate and development property	325,002	325,002
Cash and cash equivalents	248,434	426,367
Accounts receivable – Arlington Square Project	312,279	284,012
Escrow deposits	574,909	418,833
Land purchase leaseback	400,000	400,000
Other assets	16,210	78,257
Total Assets	$17,532,988	$18,343,115

LIABILITIES

Installment obligation – Arlington Square Project	$21,894,105	$22,413,659
Accrued interest payable	124,895	127,870
Accounts payable and other liabilities	31,201	93,884
Total Liabilities	22,050,201	22,635,413

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN STOCKHOLDERS’ EQUITY

Common stock, $.01 par value; shares issued
Class A – 1,675,163 authorized, 1,640,327 shares issued and outstanding	16,403	16,403
Class B – 24,429 authorized, 21,476 shares issued and outstanding	215	215
Class C – 45,639 authorized, 45,119 shares issued and outstanding	451	451
Additional paid-in capital	2,804,821	2,804,821
Accumulated deficit	(7,339,103)	(7,114,188)

Total Deficiency in Stockholders’ Equity	(4,517,213)	(4,292,298)

Total Liabilities and Deficiency in Stockholders’ Equity	17,532,988	18,343,115

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

THE WASHINGTON CORPORATION

Date:	4/26/02	By:	/s/ William N. Demas
William N. Demas
Chairman of the Board of Directors/
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	4/26/02	By:	/s/ William N. Demas
William N. Demas
Chairman of the Board of Directors/
President