Form 10QSB
period 2002-03-31
WASHINGTON CORP
filed 2002-05-10
CIK 314625

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) of

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2002

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

                                                                                                   Yes☒                   No☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant’s classes of common stock as of

March 31, 2002:	(1) 1,640,327 shares of Class A Common Stock
(2) 21,476 shares of Class B Common Stock
(3) 45,119 shares of Class C Common Stock

EXHIBITS INDEX IS ON PAGE 9.

THE WASHINGTON CORPORATION

PART I.   FINANCIAL STATEMENTS

ITEM I:    FINANCIAL STATEMENTS

THE WASHINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31,	December 31,
	2002	2001
	(unaudited)
ASSETS
Real estate and development properties	$325,002	$325,002
Operating property and equipment, net	15,458,214	15,656,154
Cash and cash equivalents	184,505	248,434
Escrow deposits	672,873	574,909
Land purchase leaseback	400,000	400,000
Accounts receivable-Arlington Square Project	347,625	312,279
Other assets	34,794	16,210
Total Assets	$17,423,013	$17,532,988

LIABILITIES

Installment Obligation — Arlington Square Project	$21,759,983	$21,894,105
Accrued interest payable	125,788	124,895
Accounts payable and other liabilities	110,157	31,201
Total Liabilities	21,995,928	22,050,201

STOCKHOLDERS’ EQUITY

Common stock, $.01 par value; shares issued
Class A — 1,675,163 authorized, 1,640,327 shares issued and outstanding	16,403	16,403
Class B — 24,429 authorized, 21,476 shares issued and outstanding	215	215
Class C — 45,639 authorized, 45,119 shares issued and outstanding	451	451
Additional paid-in capital	2,804,821	2,804,821
Accumulated deficit	(7,394,805)	(7,339,103)
Total Stockholders’ (Deficit) Equity	(4,572,915)	(4,517,213)

Total Liabilities and Stockholders’ (Deficit) Equity	$17,423,013	$17,532,988

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001

	THREE MONTHS ENDED MARCH 31,
	2001	2002
REVENUES

Operating property rental income	$819,237	$827,518
Rent from land purchase leaseback	27,078	28,466
Other income	4,801	5,074
Interest income	368	2,844
	851,484	863,902

EXPENSES
Operating property expenses	231,024	298,298
Interest expense	374,475	382,134
General and administrative expenses	121,523	113,012
	727,022	793,444

Net income before depreciation and amortization	124,462	70,458
Depreciation and amortization	180,164	178,706
Net loss	$(55,702)	$(108,248)

Earnings (loss) per share:
Net income before depreciation and amortization	$0.07	$0.04
Depreciation and amortization	$0.10	$0.10
Net Loss	$(0.03)	$(0.06)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001

	Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,702)	$(108,248)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	196,564	195,106
Increase in accounts receivable — Arlington Square Project	(35,346)	(11,073)
Decrease in accrued interest payable	(893)	(731)
(Increase) Decrease in other assets	(15,422)	60,509
Increase in accounts payable and other liabilities	78,956	44,660
NET CASH PROVIDED BY OPERATING ACTIIVITIES	168,157	180,223

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed assets	0	(3,900)
Deposits to restricted escrows	(97,964)	(77,097)
NET CASH USED IN INVESTING ACTIVITES:	(97,964)	(80,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(134,122)	(126,516)
NET CASH USED IN FINANCING ACTIVITIES:	(134,122)	(126,516)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(63,929)	(27,290)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	248,434	426,367

CASH AND CASH EQUIVALENTS, END OF PERIOD	$184,505	$399,077

CASH PAID DURING THE PERIOD FOR INTEREST	$382,135	$382,135

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The accompanying condensed consolidated financial statements have been prepared by The Washington Corporation (“TWC” and collectively with its affiliates that are over 50% owned by TWC and consolidated for financial reporting purposes, the “Company”) without audit.  Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements.  The Company believes the disclosures made are adequate to make the information presented not misleading when read in conjunction with the financial statements and notes thereto included in the Company’s Report on Form 10-KSB for the year ended December 31, 2001.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of The Washington Corporation and subsidiaries as of March 31, 2002, and the results of operations for the three months ended March 31, 2002 and 2001 and statements of cash flow for the three months ended March 31, 2002 and 2001.

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

Material Changes in Financial Position

Total assets decreased by $110,000 from $17,533,000 at December 31, 2001 to $17,423,000 at March 31, 2002.  Such decrease was primarily the result of depreciation on operating property equipment, a decrease in cash and cash equivalents offset by increases in escrow deposits and accounts receivable related to the Arlington Square Project (as defined below).

Operating property and equipment decreased by $198,000 from $15,656,000 at December 31, 2001 to $15,458,000 at March 31, 2002.  Such decrease was the result of depreciation and amortization relating to the Arlington Square Project.

Cash and cash equivalents decreased by $64,000 from $248,000 at December 31, 2001 to $184,000 at March 31, 2002, primarily due to escrow deposits made on the Arlington Square Project and a reduction of the installment obligation on the Arlington Square Project.

Escrow deposits increased by $98,000 from $575,000 at December 31, 2001 to $673,000 at March 31, 2002.  Such increase was the result of required periodic deposits made to the reserves on the Arlington Square Project.

                Accounts receivable for the Arlington Square Project increased by $36,000 from $312,000 at December 31, 2001 to $348,000 at March 31, 2002.

                Other assets increased by $19,000 from $16,000 at December 31, 2001 to $35,000 at March 31, 2002, primarily due to an increase in prepaid expenses on the Arlington Square Project.

                Total liabilities decreased by $54,000 from $22,050,000 at December 31, 2001 to $21,996,000 at March 31, 2002.  Such decrease was primarily the result of principal payments on installment obligation on the Arlington Square Project, offset by an increase in accounts payable and other liabilities.

                Installment obligation on the Arlington Square Project decreased by $134,000 from $21,894,000 as of December 31, 2001 to $21,760,000 as of March 31, 2002.  This reduction was the result of payments made to the lender and the resulting principal reduction.

Accounts payable and other liabilities increased by $79,000 from $31,000 at December 31, 2001 to $110,000 at March 31, 2002.  This increase was primarily the result of a real estate tax accrual on the Arlington Square Project.

                The Company’s stockholders’ equity decreased by $56,000 from ($4,517,000) at December 31, 2001 to ($4,573,000) at March 31, 2002.  Such decrease was the result of recorded net loss of $56,000 for the three months ended March 31, 2002.

Results of Operations

                Three Months Ended March 31, 2002

                Revenues decreased to $851,000 for the three months ended March 31, 2002 (“First Quarter 2002”) from $864,000 for the three months ended March 31, 2001 (“First Quarter 2001”), a decrease of $13,000.  Such decrease was primarily the result of a decrease in  operating property rental income.

                Operating property rental income decreased to $819,000 for First Quarter 2002 compared to $828,000 for First Quarter 2001, a decrease of $9,000.  This decrease was the result of lower operating expense recovery income received from the Arlington Square Project.

                Total expenses decreased to $727,000 for First Quarter 2002 compared to $793,000 for First Quarter 2001, a decrease of $66,000.  This decrease was due to a decrease in interest expense, a decrease in operating property expense partially offset by an increase in general and administrative expenses.

Operating property expenses decreased by $67,000 from $298,000 in First Quarter 2001 to $231,000 in First Quarter 2002.  This decrease was related to an decrease in operating expense  for the Arlington Square Project.

Interest expense decreased by $8,000 to $374,000 in First Quarter 2002 from $382,000 in First Quarter 2001 due to the declining principal balance on the installment obligation-Arlington Square Project.

General and Administrative expenses increased by $9,000 for First Quarter 2002 from $113,000 for First Quarter 2001 to $122,000.  Such increase was the result of an increase in administration expenses relating to TWC.

Net income before depreciation and amortization increased from $70,000 for the First Quarter 2001 to $124,000 for the First Quarter 2002, an increase of $54,000.  Such increase was primarily the result of a combined decrease in total expenses, and a decrease in total income, as outlined above.

The Company recorded a net loss of $56,000 for the First Quarter 2002 as compared to a net loss of $108,000 for the First Quarter 2001, a decreased loss of $52,000.  This decrease was the result of the changes in the items described above.

Arlington Square Project

TWC, directly and through an affiliate, Arlington Square, Inc., a wholly-owned subsidiary of TWC, owns a 74% interest in Arlington Square Limited Partnership (“ASLP”).  ASLP owns 1.07 acres of land and an office building containing 135,000 gross square feet constructed thereon (the “Arlington Square Project”) located in Arlington, Virginia.  The building and parking garage is 100% leased to an agency of the U.S. Government under a ten year lease expiring in September of 2008.  The terms of the lease require the tenant to pay base rent plus its proportionate share of certain operating expense increases.  Also, the lease requires the tenant to pay base rent on the parking garage subject to 5% annual increases.  During the First Quarter 2002, approximately 96% of the Company’s revenues were derived from rental income and property management fees on the Arlington Square Project.

Liquidity and Capital Resources

The Company’s primary source of funds for the period ended March 31, 2002 came from rental income and property management fees from the Arlington Square Project.  As of March 31, 2002, the Company had cash and cash equivalents, and escrow deposits totaling approximately $858,000 of which $673,000 was escrow deposits.  Therefore, the Company has sufficient liquidity to meet its current obligations.

                During the First Three Months 2002, cash and cash equivalents decreased by $64,000.  This decrease in the First Three Months 2002 is primarily due to escrow deposits made on the Arlington Square Project and a reduction of the installment obligation on the Arlington Square Project.  Future sources of funds are anticipated to come primarily from the rents and a property management fee from the Arlington Square Project.  The Company’s primary use of operating funds is anticipated to be for operating expenses and required payments on the ASLP Note.  The

Company has tried without success to sell its remaining assets.  It is not anticipated that the Company will be able to augment its cash flow from any outside sources, such as the issuance of additional equity or additional borrowings.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

11.                                 Computation of per share earnings for the three months ended March 31, 2002 (included in Part I, Item 1).

(b)                                 Reports on Form 8-K.  The Company filed no reports on Form 8-K during the first quarter of 2002.

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON CORPORATION

/s/William N. Demas
William N. Demas
President and Treasurer
(Duly authorized officer)

DATE:  May 13, 2002