Form 10QSB
period 2002-06-30
WASHINGTON CORP
filed 2002-08-19
CIK 314625

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) of

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2002

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

                                                                                                  Yes ☒                  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant’s classes of common stock as of

June 30, 2002:	(1) 1,640,327 shares of Class A Common Stock
(2) 21,476 shares of Class B Common Stock
(3) 45,119 shares of Class C Common Stock

EXHIBITS INDEX IS ON PAGE 11.

THE WASHINGTON CORPORATION

PART I.   FINANCIAL STATEMENTS

ITEM I:    FINANCIAL STATEMENTS

THE WASHINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS

Real estate and development properties	$325,002	$325,002
Operating property and equipment, net	15,277,228	15,656,154
Cash and cash equivalents	202,514	248,434
Escrow deposits	645,227	574,909
Land purchase leaseback	400,000	400,000
Accounts receivable-Arlington Square Project	271,291	312,279
Other assets	73,170	16,210
Total Assets	$17,194,432	$17,532,988

LIABILITIES

Installment Obligation — Arlington Square Project	$21,622,804	$21,894,105
Accrued interest payable	123,296	124,895
Accounts payable and other liabilities	34,121	31,201
Total Liabilities	21,780,221	22,050,201

STOCKHOLDERS’ EQUITY

Common stock, $.01 par value; shares issued
Class A — 1,675,163 authorized, 1,640,327 shares issued and outstanding	16,403	16,403
Class B — 24,429 authorized, 21,476 shares issued and outstanding	215	215
Class C — 45,639 authorized, 45,119 shares issued and outstanding	451	451
Additional paid-in capital	2,804,821	2,804,821
Accumulated deficit	(7,407,679)	(7,339,103)
Total Stockholders’ (Deficit) Equity	(4,585,789)	(4,517,213)

Total Liabilities and Stockholders’ (Deficit) Equity	$17,194,432	$17,532,988

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED JUNE 30, 2002 AND 2001

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2002	2001	2002	2001
REVENUES

Operating property rental income	$812,294	$800,125	$1,636,332	$1,627,643
Rent from land purchase leaseback	27,054	26,548	54,132	55,014
Other income	—	23,597	—	28,671
Interest income	2,405	2,511	2,773	5,355
	841,753	852,781	1,693,237	1,716,683

EXPENSES
Operating property expenses	191,759	183,986	422,783	488,373
Interest expense	371,404	379,888	745,879	762,022
General and administrative expenses	113,700	127,565	235,223	234,488
	676,863	691,439	1,403,885	1,484,883

Net income before depreciation and amortization	164,890	161,342	289,352	231,800
Depreciation and amortization	177,764	172,426	357,928	351,132
Net loss	($12,874)	($11,084)	($68,576)	($119,332)

Earnings (loss) per share:
Net income before depreciation and amortization	$0.09	$0.09	$0.17	$0.13
Depreciation and amortization	$0.10	$0.11	$0.21	$0.21
Net Loss	($0.01)	($0.02)	($0.04)	($0.08)

The accompanying Notes to Consolidated Financial Statements are anintegral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($68,576)	($119,332)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	384,138	424,042
Decrease in accounts receivable — Arlington Square Project	40,988	15,998
Decrease in accrued interest payable	(1,599)	(1,492)
(Increase) Decrease in other assets	(56,960)	(55,789)
Increase in accounts payable and other liabilities	2,920	5,787
NET CASH PROVIDED BY OPERATING ACTIIVITIES	300,911	269,214

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed assets	(5,212)	(32,506)
Withdrawals from restricted escrows	125,612	125,289
Deposits to restricted escrows	(195,930)	(195,130)
NET CASH USED IN INVESTING ACTIVITES:	(75,530)	(102,347)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(271,301)	(255,265)
NET CASH USED IN FINANCING ACTIVITIES:	(271,301)	(255,265)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(45,920)	(88,398)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	248,434	426,367

CASH AND CASH EQUIVALENTS, END OF PERIOD	$202,514	$337,969

CASH PAID DURING THE PERIOD FOR INTEREST	$745,879	$762,023

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of The Washington Corporation and subsidiaries as of June 30, 2002, and the results of operations for the three and six months ended June 30, 2002 and 2001 and statements of cash flow for the six months ended June 30, 2002 and 2001.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

                The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited consolidated financial statements included in this Form 10-QSB.  This discussion contains forward-looking statements, including statements regarding the Company’s strategy, financial performance and revenue sources which involve risks and uncertainties.  The Company’s actual results may differ materially from those anticipated in these forward-looking statements.

Material Changes in Financial Position

Total assets decreased by $339,000, from $17,533,000 at December 31, 2001 to $17,194,000 at June 30, 2002.  Such decrease was primarily the result of depreciation on operating property and equipment, decreases in cash and cash equivalents and accounts receivable related to the Arlington Square Project (as defined below) offset in part by increases in escrow deposits and other assets.

Operating property and equipment decreased by $379,000, from $15,656,000 at December 31, 2001 to $15,277,000 at June 30, 2002.  Such decrease was the result of depreciation and amortization relating to the Arlington Square Project.

Cash and cash equivalents decreased by $45,000, from $248,000 at December 31, 2001 to $203,000 at June 30, 2002, primarily due to escrow deposits made on the Arlington Square Project and a reduction of the installment obligation on the Arlington Square Project.

Escrow deposits increased by $70,000, from $575,000 at December 31, 2001 to $645,000 at June 30, 2002.  Such increase was the result of required periodic deposits made to the reserves on the Arlington Square Project.

                Accounts receivable for the Arlington Square Project decreased by $41,000, from $312,000 at December 31, 2001 to $271,000 at June 30, 2002.

                Other assets increased by $57,000, from $16,000 at December 31, 2001 to $73,000 at June 30, 2002, primarily due to an increase in prepaid expenses on the Arlington Square Project.

                Total liabilities decreased by $270,000, from $22,050,000 at December 31, 2001 to $21,780,000 at June 30, 2002.  Such decrease was primarily the result of principal payments on installment obligation on the Arlington Square Project, offset in part by an increase in accounts payable and other liabilities.

                Installment obligation on the Arlington Square Project decreased by $271,000, from $21,894,000 at December 31, 2001 to $21,623,000 at June 30, 2002.  This reduction was the result of payments made to the lender and the resulting principal reduction.

Accounts payable and other liabilities increased by $3,000, from $31,000 at December 31, 2001 to $34,000 at June 30, 2002.

                The Company’s stockholders’ equity decreased by $69,000, from ($4,517,000) at December 31, 2001 to ($4,586,000) at June 30, 2002.  Such decrease was the result of recorded net loss of $69,000 for the six months ended June 30, 2002.

Results of Operations

                Three Months Ended June 30, 2002

                Revenues decreased to $842,000 for the three months ended June 30, 2002 (“Second Quarter 2002”) from $853,000 for the three months ended June 30, 2001 (“Second Quarter 2001”), a decrease of $11,000.  Such decrease was primarily the result of a decrease in  other income offset in part by an increase in operating property rental income.

                Operating property rental income increased to $812,000 for Second Quarter 2002 compared to $800,000 for Second Quarter 2001, an increase of $12,000.  This increase was the result of increased income received from the Arlington Square Project.

                Other income decreased to $0 for Second Quarter 2002 compared to $24,000 for Second Quarter 2001, a decrease of $24,000.  This decrease was the result of decreased tenant improvement income received from the Arlington Square Project.

                Total expenses decreased to $677,000 for Second Quarter 2002 compared to $691,000 for Second Quarter 2001, a decrease of $14,000.  This decrease was due to a decrease in interest expense, offset in part by an increase in operating property expense and a decrease in general and administrative expenses.

Operating property expenses increased by $8,000, from $184,000 in Second Quarter 2001 to $192,000 in Second Quarter 2002.  This increase was related to an increase in operating expense  for the Arlington Square Project.

Interest expense decreased by $9,000 to $371,000 in Second Quarter 2002, from $380,000 in Second Quarter 2001, due to the declining principal balance on the installment obligation on the Arlington Square Project.

General and Administrative expenses decreased by $14,000 to $114,000 for Second Quarter 2002 from  $128,000 in Second Quarter 2001.  Such decrease was the result of a decrease in administration expenses relating to TWC.

Net income before depreciation and amortization increased from $161,000 for the Second Quarter 2001 to $165,000 for the First Quarter 2002, an increase of $4,000.  Such increase was primarily the result of a combined decrease in total expenses and a decrease in total income, as described above.

Depreciation and amortization increased by $6,000, from $172,000 in Second Quarter 2001 to $178,000 in Second Quarter 2002.  The increase was the result of increased depreciation from the Arlington Square Project.

The Company recorded a net loss of $13,000 for the Second Quarter 2002 as compared to a net loss of $11,000 for the Second Quarter 2001, an increase in net loss of $2,000.  This increase was the result of the changes in the items described above.

                 Six Months Ended June 30, 2002

                Revenues decreased to $1,693,000 for the six months ended June 30, 2002 (“First Half 2002”) from $1,717,000 for the six months ended June 30, 2001 (“First Half 2001”), a decrease of $24,000.  Such decrease was primarily the result of a decrease in  other income.

                Operating property rental income increased to $1,636,000 for First Half 2002 compared to $1,628,000 for First Half 2001, an increase of $8,000.  This increase was the result of increased income received from the Arlington Square Project.

                Other income decreased to $0 for First Half 2002 compared to $29,000 for First Half 2001, a decrease of $29,000.  This decrease was the result of decreased tenant improvement income received from the Arlington Square Project.

                Total expenses decreased to $1,404,000 for First Half 2002 compared to $1,485,000 for First Half 2001, a decrease of $81,000.  This decrease was due to a decrease in interest expense, a decrease in operating property expense offset in part by an increase in general and administrative expenses.

Operating property expenses decreased by $66,000, from $488,000 in First Half 2001 to

$422,000 in First Half 2002.  This decrease was related to a decrease in operating expense  for the Arlington Square Project.

Interest expense decreased by $16,000, to $746,000 in First Half 2002 from $762,000 in First Half 2001, due to the declining principal balance on the installment obligation on the Arlington Square Project.

General and Administrative expenses increased by $1,000 for First Half 2002, from $234,000 for First Half 2001 to $235,000 in 2002.  Such increase was the result of an increase in administration expenses relating to TWC.

Net income before depreciation and amortization increased from $232,000 for First Half 2001 to $289,000 for First Half 2002, an increase of $57,000.  Such increase was primarily the result of a combined decrease in total expenses, and a decrease in total income, as described above.

Depreciation and amortization increased by $7,000 for First Half 2002, from $351,000 in First Half 2001 to $358,000 in First Half 2002.  The increase was the result of increased depreciation from the Arlington Square Project.

The Company recorded a net loss of $69,000 for First Half 2002 as compared to a net loss of $119,000 for First Half 2001, a decrease in net loss of $50,000.  This decrease was the result of the changes in the items described above.

Arlington Square Project

TWC, directly and through an affiliate, Arlington Square, Inc., a wholly-owned subsidiary of TWC, owns a 74% interest in Arlington Square Limited Partnership (“ASLP”).  ASLP owns 1.07 acres of land and an office building containing 135,000 gross square feet and accompanying parking garage constructed thereon (the “Arlington Square Project”) located in Arlington, Virginia.  The building including the parking garage is 100% leased to an agency of the U.S. Government under a ten year lease expiring in September 2008.  The terms of the lease require the tenant to pay base rent plus its proportionate share of certain operating expense increases.  Also, the lease requires the tenant to pay base rent on the parking garage subject to 5% annual increases.  During the First Half 2002, approximately 96% of the Company’s revenues were derived from rental income and property management fees on the Arlington Square Project.

Liquidity and Capital Resources

The Company’s primary source of funds for the period ended June 30, 2002 came from rental income and property management fees from the Arlington Square Project.  As of June 30, 2002, the Company had cash and cash equivalents, and escrow deposits totaling approximately $848,000, of which $645,000 was escrow deposits.  Therefore, the Company has sufficient liquidity to meet its current obligations, however, the continued ownership of the Arlington Square Project is necessary to provide the Company with sufficient cash for operations.

                During the First Half 2002, cash and cash equivalents decreased by $45,000.  This decrease in the First Half 2002 is primarily due to escrow deposits made on the Arlington Square Project and a reduction of the installment obligation on the Arlington Square Project.  Future sources of funds are anticipated to come primarily from the rents and a property management fee from the Arlington Square Project.  The Company’s primary use of operating funds is anticipated to be for operating expenses and required payments on indebtedness of ASLP relating to the Arlington Square Project.  The Company does not have a plan to address its liquidity problems other than to continue to try to sell assets held for investment and to continue to manage and collect rents from the Arlington Square Project.  The Company has tried without success to sell its remaining assets (other than the Arlington Square Project).  If the Company’s attempt to sell its assets continue to be unsuccessful, or if the Arlington Square Project were to suffer a significant setback, the Company could be forced to sell its remaining properties for significantly less than recorded values.  It is not anticipated that the Company will be able to augment its cash flow from any outside sources, such as the issuance of additional equity or additional borrowings.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

99.1                           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K.  The Company filed no reports on Form 8-K during the second quarter of 2002.

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON CORPORATION

/s/William N. Demas
William N. Demas
President and Treasurer
(Duly authorized officer)

DATE:  August 19, 2002