Form 10QSB
period 2002-09-30
WASHINGTON CORP
filed 2002-11-19
CIK 314625

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) of

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2002

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

                                                                Yes         ☒                            No           ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant’s classes of common stock as of
September 30, 2002:	(1) 1,640,327 shares of Class A Common Stock
(2) 21,476 shares of Class B Common Stock
(3) 45,119 shares of Class C Common Stock

EXHIBITS INDEX IS ON PAGE 11.

THE WASHINGTON CORPORATION

PART I.   FINANCIAL STATEMENTS

ITEM I:    FINANCIAL STATEMENTS

THE WASHINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,	December 31,
	2002	2001
	(unaudited)
ASSETS

Real estate and development properties	$325,002	$325,002
Operating property and equipment, net	15,072,190	15,656,154
Cash and cash equivalents	335,149	248,434
Escrow deposits	646,392	574,909
Land purchase leaseback	400,000	400,000
Accounts receivable-Arlington Square Project	265,438	312,279
Other assets	66,287	16,210
Total Assets	$17,110,458	$17,532,988

LIABILITIES

Installment obligation — Arlington Square Project	$21,482,486	$21,894,105
Accrued interest payable	122,751	124,895
Accounts payable and other liabilities	146,916	31,201
Total Liabilities	21,752,153	22,050,201

STOCKHOLDERS’ EQUITY

Common stock, $.01 par value; shares issued
Class A — 1,675,163 authorized, 1,640,327 shares issued
and outstanding	16,403	16,403
Class B — 24,429 authorized, 21,476 shares issued
and outstanding	215	215
Class C — 45,639 authorized, 45,119 shares issued
and outstanding	451	451
Additional paid-in capital	2,804,821	2,804,821
Accumulated deficit	(7,463,585)	(7,339,103)
Total Stockholders’ (Deficit) Equity	(4,641,695)	(4,517,213)

Total Liabilities and Stockholders’ (Deficit) Equity	$17,110,458	$17,532,988

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
REVENUES

Operating property rental income	$808,367	$846,996	$2,444,699	$2,442,483
Rent from land purchase leaseback	26,639	26,946	80,771	81,960
Other income	0	53,007	0	81,678
Interest income	524	1,733	3,297	7,088
	835,530	928,682	2,528,767	2,613,209

EXPENSES
Operating property expenses	245,998	283,164	668,781	739,929
Interest expense	368,526	377,602	1,114,405	1,139,624
General and administrative expenses	94,864	83,274	330,087	330,070
	709,388	744,040	2,113,273	2,209,623

Net income before depreciation and
amortization	126,142	184,642	415,494	403,586

Depreciation and amortization	182,048	191,855	539,976	542,987
Net loss	$(55,906)	$(7,213)	$(124,482)	$(139,401)

Earnings (loss) per share:
Net income before depreciation and
amortization	$0.07	$0.11	$0.24	$0.25
Depreciation and amortization	$0.10	$0.12	$0.31	$0.33
Net Loss	$(0.03)	$(0.01)	$(0.07)	$(0.08)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS  ENDED SEPTEMBER 30, 2002 AND 2001

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(124,482)	$(139,401)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	539,976	536,326
Amortization of deferred rental concessions	49,200	49,200
Decrease in interest payable	(2,144)	(2,259)
Decrease in accounts receivable — Arlington Square Project	46,841	9,822
(Increase) Decrease in other assets	(50,077)	81,801
Increase (Decrease) in accounts payable and other liabilities	115,715	(1,060)
NET CASH PROVIDED BY OPERATING ACTIIVITIES	575,029	534,429

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed assets	(5,212)	(55,757)
Withdrawals from restricted escrows	222,412	126,089
Deposits to restricted escrows	(293,895)	(293,895)
NET CASH USED IN INVESTING ACTIVITES:	(76,695)	(223,563)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(411,619)	(386,286)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	86,715	(75,420)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	248,434	426,367

CASH AND CASH EQUIVALENTS, END OF PERIOD	$335,149	$350,947

CASH PAID DURING THE PERIOD FOR INTEREST	$1,114,405	$1,139,624

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company and subsidiaries as of September 30, 2002, and the results of operations for the nine months ended September 30, 2002 and 2001 and statements of cash flow for the nine months ended September 30, 2002 and 2001.

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

Material Changes in Financial Position

Total assets decreased by $422,000 from $17,532,000 at December 31, 2001 to $17,110,000 at September 30, 2002.  Such decrease was primarily the result of decreases in operating property and equipment and accounts receivable offset in part by increases in cash and cash equivalents, escrow deposits and other assets.

Operating property and equipment decreased by $584,000 from $15,656,000 at December 31, 2001 to $15,072,000 at September 30, 2002.  Such decrease was the result of depreciation and amortization relating to the Arlington Square Project (as defined below).

Cash and cash equivalents increased by $87,000 from $248,000 at December 31, 2001 to $335,000 at September 30, 2002.  Such increase was primarily the result of cash flow generated from operating activities.

Escrow deposits increased by $71,000 from $575,000 at December 31, 2001 to $646,000 at September 30, 2002.  Such increase was the result of periodic payments made to the lender for tenant improvement and leasing reserves associated with the Arlington Square Project.

Accounts receivable for the Arlington Square Project decreased by $47,000 from $312,000 at December 31, 2001 to $265,000 at September 30, 2002 (as defined below).

Other assets increased by $50,000 from $16,000 at December 31, 2001 to $66,000 at September 30, 2002, primarily due to an increase in prepaid expenses on the Arlington Square Project.

                Total liabilities decreased by $298,000 from $22,050,000 at December 31, 2001 to $21,752,000 at September 30, 2002.  Such decrease was primarily the result of a decrease in notes payable, offset in part by an increase in accounts payable and other liabilities.

                Installment obligation-Arlington Square Project decreased by $412,000 form $21,894,000 at December 31, 2001 to $21,482,000 at September 30, 2002.  This reduction was the result of payments made to the lender, and the resulting principal reduction.

                Accounts payable and other liabilities increased by $116,000 from $31,000 at December 31, 2001 to $147,000 at September 30, 2002.  Such increase was the result of an increase in accounts payable and accrued expenses on the Arlington Square project and Company accrued expenses, both due to fluctuations on timing of payments in the ordinary course of business.

Stockholders equity decreased by $126,000 from $(7,339,000) at December 31, 2001 to $(7,464,000) at September 30, 2002.  Such decrease was the result of recorded net loss of $125,000 for the nine months ended September 30, 2002.

Results of Operations

                Nine Months Ended September 30, 2002

                Revenues decreased to $2,529,000 for the nine months ended September 30, 2002  (“First Nine Months 2002”) from $2,613,000 for the nine months ended September 30, 2001 (“First Nine Months 2001”), a decrease of $84,000.  Such decrease was primarily the result of a decrease in other income, as discussed below.

                Operating property rental income increased to $2,445,000 for the First Nine Months 2002 compared to $2,442,000 for the First Nine Months 2001, an increase of $3,000.  This increase was the result of increased income received from the Arlington Square Project.

                Other income decreased to $0 for First Nine Months 2002 compared to $82,000 for First Nine Months 2001, a decrease of $82,000.  Such decrease is the result of special construction work related to the Arlington Square Project that occurred in 2001 but was not required in 2002.

                Interest income decreased to $3,000 for First Nine Months 2002 compared to $7,000 for First Nine Months 2001, a decrease of $4,000, primarily due to lower interest rates.

Total expenses decreased to $2,113,000 for First Nine Months 2002 compared to $2,210,000 for First Nine Months 2001, a decrease of $97,000.  This decrease was due to decreases in operating property expenses and interest expense.

                Operating property expenses decreased to $669,000 for the First Nine Months 2002 compared to $740,000 for the Nine Months Ended 2001, a decrease of $71,000.  This decrease is the result of decreased operating expenses in the Arlington Square project.

                Interest expense decreased to $1,114,000 for the First Nine Months 2002 compared to $1,140,000 for the First Nine Months 2001, a decrease of $26,000.  This decrease is due to the declining principal balance on the Installment obligation-Arlington Square Project.

                Net income before depreciation and amortization increased to $415,000 for the First Nine Months 2002 from $404,000 for the First Nine Months 2001, an increase of $11,000.  Such increase was the result of the changes in total income and expenses as outlined above.

The Company recorded a net loss of $124,000 for the First Nine Months 2002 as compared to a net loss of $139,000 for the First Nine Months 2001, a decreased net loss of $15,000.  This decrease was the result of the changes in the items discussed above.

                Three Months Ended September 30, 2002

                Revenues decreased to $836,000 for the three months ended September 30, 2002 (“Third Quarter 2002”) from $929,000 for the three months ended September 30, 2001 (“Third Quarter 2001”), a decrease of $93,000.  Such decrease was primarily the result of a decrease in operating property rental income and other income.

                Operating property rental income decreased to $808,000 for Third Quarter 2002 compared to $847,000 for Third Quarter 2001, a decrease of $39,000.  This decrease was due to decreased income received from the Arlington Square Project.

                Other income decreased to $0 for Third Quarter 2002 compared to $53,000 for Third Quarter 2001, a decrease of $53,000.  Such decrease was the result of special construction work relating to the Arlington Square Project that occurred in 2001, but was not required in 2002.

                Total expenses decreased by $35,000 from $744,000 in Third Quarter 2001 to $709,000 in Third Quarter 2002.  This decrease is primarily the result of decreases in operating property expenses incurred by the Arlington Square Project and interest expense, offset in part by an increase in general and administrative expenses.

                Operating property expenses decreased to $246,000 for Third Quarter 2002 compared to $283,000 for Third Quarter 2001, a decrease of $37,000.  This decrease is the result of decreased operating expenses in the Arlington Square Project.

                Interest expense decreased to $369,000 for Third Quarter 2002 compared to $378,000 for Third Quarter 2001, a decrease of $9,000.  The decrease is due to the declining principal balance in the Installment obligation-Arlington Square Project.

                General and Administrative expenses increased by $12,000 from $83,000 in Third Quarter 2001  to $95,000 in Third Quarter 2002.

                Net income before depreciation and amortization decreased to $126,000 for the Third Quarter 2002 from $185,000 for the Third Quarter 2001, a decrease of $59,000.  Such decrease was the result of the changes in total expenses outlined above.

                The Company recorded a net loss of $56,000 for the Third Quarter 2002 as compared to a net loss of $7,000 for the Third Quarter 2001, an increased loss of $49,000.  This increase was  the result of the changes in the items discussed above.

Arlington Square Project

                TWC, directly and through an affiliate, Arlington Square, Inc., a wholly-owned subsidiary of TWC, owns a 74% interest in Arlington Square Limited Partnership (“ASLP”).  ASLP owns 1.07 acres of land and an office building containing 135,000 gross square feet and accompanying parking garage constructed thereon (the “Arlington Square Project”) located in Arlington, Virginia.  The building including the parking garage is 100% leased to an agency of the U.S. Government under a ten year lease expiring in September 2008.  The terms of the lease require the tenant to pay base rent plus its proportionate share of certain operating expense increases.  Also, the lease requires the tenant to pay base rent on the parking garage subject to 5% annual increases.  During the First Nine Months 2002, approximately 96% of the Company’s revenues were derived from rental income and property management fees on the Arlington Square Project.

Liquidity and Capital Resources

The Company’s primary source of funds for the period ended September 30, 2002 came from rental income and property management fees from the Arlington Square Project.  As of September 30, 2002, the Company had cash and cash equivalents, and escrow deposits totaling approximately $981,000, of which $646,000 was escrow deposits.  The Company has sufficient liquidity to meet its current obligations; however, the continued ownership of the Arlington Square Project is necessary to provide the Company with sufficient cash for operations.

                During the First Nine Months 2002, cash and cash equivalents increased by $87,000.  This increase in the First Nine Months 2002 is primarily due to the result of cash flow generated from operating activities.  Future sources of funds are anticipated to come primarily from the rents and a property management fee from the Arlington Square Project.  The Company’s primary use of operating funds is anticipated to be for operating expenses and required payments on indebtedness of ASLP relating to the Arlington Square Project.  The Company does not have a plan to address its liquidity problems other than to continue to try to sell assets held for investment and to continue to manage and collect rents from the Arlington Square Project.  The Company has tried without success to sell its remaining assets (other than the Arlington Square Project).  If the Company’s attempt to sell its assets continue to be unsuccessful, or if the Arlington Square Project were to suffer a significant setback, the Company could be forced to sell its remaining properties for significantly less than recorded values.  It is not anticipated that the Company will be able to augment its cash flow from any outside sources, such as the issuance of additional equity or additional borrowings.

ITEM 3.  CONTROLS AND PROCEDURES

                Within 90 days prior to the date of this report, the Company’s disclosure controls and procedures were evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer.  Such controls and procedures were deemed to be effective to ensure that information required to be disclosed by the Company is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their last evaluation.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

99.1                           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K.  The Company filed no reports on Form 8-K during the third quarter of 2002.

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON CORPORATION

/s/William N. Demas
William N. Demas
President and Treasurer
(Duly authorized officer)

DATE:  November 18, 2002

CERTIFICATION

I, William N. Demas, certify that:

1.               I have reviewed this quarterly report on Form 10-QSB of The Washington Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of  a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information  included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d-14) for the registrant and have:

                  a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                                                                            b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                                                                            c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operating of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employee who have a significant role in the registrant’s internal controls; and

                                         6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 18, 2002

/s/William N. Demas
William N. Demas
Chief Executive Officer and Chief Financial Officer
November 18, 2002