Form 10KSB
period 2002-12-31
WASHINGTON CORP
filed 2003-04-15
CIK 314625

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002	Commission file number 1-7228

THE WASHINGTON CORPORATION

(Name of Small Business Issuer in Its Charter)

Maryland	52-1157845
(State of Incorporation)	(I.R.S. Employer Identification No.)

4421 Chestnut Street

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

The registrant’s revenues for the fiscal year ended December 31, 2002 were:  $3,449,333

The Registrant has been unable to ascertain any market for the Registrant’s securities, and, therefore, the Registrant believes that the best estimate of the market value of its voting stock held by non-affiliates is $0 at the present time.

As of December 31, 2002, the number of shares outstanding of each class of the registrant’s classes of common stock were as follows:

1,640,327 shares of Class A Common Stock

21,476 shares of Class B Common Stock

45,119 shares of Class C Common Stock

EXHIBITS BEGIN ON PAGE 33

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

Election of Directors

TWC did not hold an annual or special stockholder’s meeting in 2002, and did not elect directors in 2002.

TWC’s Amended and Restated Charter (“Charter”) provides that the number of directors of TWC shall be seven (7), consisting of:  (i) five (5) directors (“Class A Directors”) elected by the holders of TWC’s Class A Common Stock, par value $.01 per share (the “Class A Common Stock”), voting separately as a class; and (ii) two (2) directors (the “Class B and Class C Directors”) elected by holders of TWC’s Class B Common Stock, par value $.01 per share (the “Class B Common Stock”), and Class C Common Stock, par value $.01 per share (the “Class C Common Stock”), voting together as a single class.  Under TWC’s Bylaws, two (2) directors, at least one of which is a Class A Director, constitute a quorum for a Board of Directors meeting and the vote of a majority of the Class A Directors participating at such meeting is necessary for TWC’s Board of Directors to act.  However, under Maryland Law, TWC is only required to have one (1) director.

On October 25, 1996 at TWC’s last annual stockholders meeting, William N. Demas, formerly a Class B and Class C Director was elected as a Class A Director and Jose Ma. C. Castro was elected as a Class B and Class C Director to fill the position held by Mr. Demas.  Jonathan C. Kinney was also re-elected as a Class B and Class C Director.  In December of 2000, Jose Ma. C. Castro resigned as a Director of the Company.  In January of 2002, Jonathan C. Kinney resigned as a Director of the Company.  Subsequently, TWC has searched for Class B and Class C Directors.

(b)  BUSINESS OF THE REGISTRANT

 The Company’s operations consist of the ownership of real estate, both income-producing and unimproved land, and the management of these real estate assets.  The Company has a policy of not investing in any additional investments.

Ownership of Income-Producing Properties

TWC, directly and through Arlington Square, Inc. (“ASI”), owns a 74% interest in Arlington Square Limited Partnership (“ASLP”).  ASLP owns 1.07 acres of land and an office building constructed thereon located in Arlington, Virginia.  The building is leased to an agency of the U.S. Government under a ten year lease expiring in September of 2008.  See “Business Development - Award of Bid and Lease Execution.”  During the year ended December 31, 2001, approximately 97% of the Company’s revenues were derived from income on the Arlington Square Project.  In November 1998, the Arlington Square Project was refinanced, and in connection therewith, ASLP executed a promissory note and various other loan documents and TWC entered into a guaranty agreement with MetLife.  See “Description of Properties - Arlington Square Project.”

TWC also owns a parcel of land which is leased to Fort Washington Inn Associates (“FWIA”), a non-affiliate of the Company, until March of 2024.  The land is improved with a 222-room Holiday Inn which is owned by FWIA.  TWC receives base rent plus overage rent under the lease both of which are paid monthly.  See “Description of Properties - Fort Washington.”

Ownership of Land

TWC, through wholly-owned subsidiaries, currently owns four parcels of unimproved land - Timberlake, River Oaks, Winchester, and Port-O-Dumfries.  TWC is currently marketing each of these properties for sale.

Management of Real Estate

TWC manages the Arlington Square Project.  TWC receives management fees equal to 5% of monthly revenues of the Arlington Square Project.  See “Description of Properties - Arlington Square Project”.

Competition

The Company believes that the Washington, D.C. area real estate market has fully recovered from most of the problems associated with the general downturn in the real estate industry that occurred in the early 1990’s, however, the Company must compete with other owners of real property that is now or will be for sale.  A lack of buyers and financing may make the sale of real estate extremely difficult.  Management believes this condition is expected to continue for the foreseeable future.  The value of improved property, such as the Arlington Square Project, has stabilized in recent years.

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

Employees

As of December 31, 2002, the Company employed three full-time persons and two part-time persons.  Two of the Company’s employees work at the Arlington Square Project as the Chief Engineer and the Assistant Engineer.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company’s operations involve ownership of income-producing properties and unimproved land.  The Company currently owns four principal properties and leases its corporate headquarters.

The following table summarizes, as of December 31, 2002, the Company’s ownership interests in its four principal properties and in two properties of secondary importance.  More detailed disclosure relating to the principal properties follows immediately after the table.

THE WASHINGTON CORPORATION AND SUBSIDIARIES

REAL ESTATE PROPERTIES OWNED

NAME	DESCRIPTION	PERCENTAGE OWNERSHIP	ENCUMBRANCES INCLUDING ACCRUED INTEREST AND TAXES	LOAN MATURITY DATE	LAND	COSTS CAPITALIZED SUBSEQUENT TO PURCHASE	WRITE UP/ (DOWN) TO FAIR VALUE	NET BOOK VALUE

Arlington Square Project	46,481 sq. ft. of land with a building of approximately 135,000 sq. ft. in Arlington County, Va.	74%	$21,105,417	12/10	0	12,352,799	2,307,794	$17,193,631	(3)
			$1,672,613	06/08

Timberlake	48 acres of land zoned for residential development located in Charles County, Md.(1)	100%	—		297,771	—	(172,771)	$125,000	(4)

Ft. Washington	7.3 acres of land with a 222-room hotel located in Ft. Washington, Pa.(2)	100%	—		400,000	—	—	$400,000

River Oaks	16.6 acres of land zoned for commercial development located in Prince William County, Va.	100%	—		1,821,670	520,220	(2,141,890)	$200,000

Winchester	23.21 acres of land zoned for multi-family garden apartments located in Memphis, Tn.	100%	—		100,000	—	(100,000)	0

Port-O- Dumfries	7 townhouse lots totaling approximately 19,436 sq. ft. located in Dumfries, Va.	100%	—		14,829	—	(14,829)	0

(1)          This property is owned by an wholly owned subsidiary of TWC.

(2)          The lease on this property is subordinated to a first mortgage secured by the land and the leasehold which consists of a 222-room Holiday Inn.  The Company has no payment obligation on the loan which had a balance of $0 as of December 31, 2002.

(3)          This amount reflects depreciation, deferred loan closing costs, and deferred rental concessions.

(4)          The value of the Timberlake property was written down $75,000 due to the poor results of land development zoning tests in several of the remaining lots.  The property was written down an additional $1,057,449 in 1999, the amount of principal and interest outstanding a loan secured by an additional 3.3 of the original 361 acres of the property, to reflect the foreclosure by the lender on such 313 acres.

PROPERTIES

Arlington Square Project

TWC, directly and through a wholly-owned affiliate, owns a 74% interest in ASLP.  ASLP owns 1.07 acres of land and an office building containing 135,000 gross square feet constructed thereon located in Arlington, Virginia.  The building and parking garage is 100% leased to an agency of the U.S. Government under a ten year lease expiring in September of 2008.  The terms of the lease require the tenant to pay base rent plus its proportionate share of certain operating expense increases.  Also, the lease requires the tenant to pay base rent on the parking garage subject to 5% annual increases.  During 2002 and 2001, the Company realized rental income of approximately $3,392,000 and $3,316,000, respectively, per year, or approximately $24.67 and $24.57, respectively, per rentable square foot based on a Building Owners and Managers Association (“BOMA”) standard.  During 2002 and 2001, approximately 97% and 97%, respectively, of the Company’s revenues was derived from the Arlington Square Project.

Refinancing of the Arlington Square Loan.  From November 1997 to November 25, 1998, ASLP’s property was encumbered by mortgage notes to Allied Capital Commercial Corporation (“Allied”).  The outstanding principal balance on the mortgage loans accrued interest at a blended rate of 10% based on the LIBOR rates.  The notes were cash-flow mortgages with all excess cash flow, as defined, being applied to reduce the principal balance and to fund the required escrows.  One of the mortgage agreements provided for the lender to receive a participation interest of 30% in the net cash flow and a 30% equity value in the property if and when it is sold, with such provision to survive any payoff of the mortgage.

On November 25, 1998, the Allied Loan was repaid with proceeds of a loan obtained by ASLP and secured by the Arlington Square Project from Metropolitan Life Insurance Company (“MetLife”) in the original principal amount of $21,500,000 (the “MetLife Loan”).  At the closing of the MetLife Loan, $21,500,000 was disbursed to (i) repay the Allied Loan in the amount of $20,600,000; and (ii) to pay for costs associated with the MetLife Loan in the amount of $373,477.  The MetLife Loan has a fixed interest rate of 6.80% and matures on December 1, 2010.

Upon refinancing of the Allied Loan, Allied gave notice of demand for full payment of its participation interest in the equity value and net cash flow of the Arlington Square Project.  ASLP entered into a forbearance agreement with Allied which (i) established the value for Allied’s participation interest at $1,850,000 and (ii) established a payment term of 9 ½ years with interest at 7.5% and monthly payments at $22,739.

Forbearance Termination.  On December 31, 1999, the parties to the forbearance agreement (Note 6) entered into a termination of the forbearance agreement, since all further payment obligations of the parties are contained in the Amended and Restated Promissory Note dated as of December 1, 1998, and the related security and guarantee agreements and amendments thereto.

Interest Payments and Amortization. The annual interest rate on the outstanding principal balance of the MetLife Loan in the amount of $21,500,000 is 6.80% payable in monthly principal and interest payments of $147,058.  The note matures on December 1, 2010.  The MetLife Loan is amortized over 26 years with a balloon payment of all remaining indebtedness after 12 years.  Prepayment of the MetLife Loan is not permitted during the first six years of the term, and is permitted thereafter with a prepayment penalty.

Escrow and Reserve Accounts.  The MetLife Loan requires that ASLP fund $21,563 monthly into an escrow account held by MetLife for the purpose of paying the semi-annual payments of real estate taxes.  ASLP is also required to deposit $12,500 per month into a Leasing Escrow account held by MetLife for the purpose of accumulating the funds that may be required to pay for any improvement required under the terms of a new ten year lease with the U.S. Government.

Agreements Securing Payment of the MetLife Loan.  Payment of obligations under the MetLife Loan are secured by (i) the Deed of Trust, Security Agreement and Fixture Filing, dated November 25, 1998 among ASLP and trustees for the benefit of MetLife (the “MetLife Deed of Trust”); (ii) the Assignment of Leases dated November 25, 1998 between ASLP and MetLife; and (iii) the Assignment of Contracts and Agreements dated November 25, 1998, between ASLP and MetLife.

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

General Information.  For federal income tax purposes at December 31, 2002, the basis of the Arlington Square Project, including the land, building, tenant improvements on the project and equipment (including asset adjustments under Section 754 of the Internal Revenue Code of 1986, as amended) are stated as follows:

Land	$2,791,072
Building	19,422,020
Tenant improvements	1,587,548
Equipment	34,589
23,835,229
Less accumulated depreciation	(9,082,230)
Total	$14,752,999

Depreciation is determined using the straight-line method over the estimated useful lives of the assets.  Building and tenant improvements are depreciated over 31.5 and 39 years respectively, and equipment is depreciated over seven years.  The realty tax rate on the project is 1.029%, and in 2002 ASLP paid an aggregate of $251,223 in realty taxes.

Fort Washington.  TWC owns a fee simple interest in a parcel of land on which a 222-room hotel is built.  The property is located in Fort Washington, Pennsylvania.  Pursuant to a certain Lease Agreement dated March 24, 1974, TWC, as landlord, is paid an annual minimum rent of $66,000, plus one percent of gross room sales, but not less than $1,000 a month.  The lease provides that upon termination of the lease on March 29, 2024, the property together with all improvements thereon shall accrue to the landlord free and clear of all liens.  The Company believes that the Fort Washington property is adequate for its present use.  During 2002 and 2001 the Company recorded revenues of $106,088 and $108,484 respectively, under the lease agreement.

Timberlake.  TWC, through wholly-owned subsidiaries, owns 48 acres for future residential development in Charles County, Maryland.  The Company has no plans for the future development of the Timberlake property, as its preliminary site plan was voided by the foreclosure by the note holder on 313 additional acres.  The Company believes that the remaining 48 acres can be divided into lots, depending on the results of percolation tests and the issuance of on-site sewage discharge permits by the State of Maryland.  To date, the Company has only been able to obtain sewage discharge permits for five lots.  See “Business Development - Recent Developments - Timberlake.”

River Oaks.  TWC, through a wholly-owned subsidiary, owns 100% of the partnership interests of Four Year Trail Limited Partnership.  The partnership owns 16.6 acres of land zoned B-1 for commercial use  located in Prince William County, Virginia, known as River Oaks.  The Company has no obligations on this property except for the periodic payment of real estate taxes and has no plan for the improvement of this or any other property.

 Company Headquarters

TWC has an operating lease for its office space at 4550 Montgomery Avenue, Suite 220 North, Bethesda, Maryland 20814, which expires on January 31, 2004.  Currently, TWC’s rent obligations under the lease are $24,938 per annum.  The rent increases annually at a rate of 3%.  However, the Company has moved to 4421 Chestnut Street, Bethesda, Maryland 20814 and is attempting to mitigate the obligation to pay rent through the end of the lease term.

COMPETITION

The Company believes that the real estate market in the Washington, D.C. area has fully recovered from most of the problems associated with the general downturn in the real estate industry that occurred in the early 1990’s, however, the Company must compete with other owners of real property that is for sale.  A lack of buyers and financing may make the sale of the Company’s properties extremely difficult.  The value of the Arlington Square Project has stabilized in recent years.

Competition for tenants to lease land and office space is also very strong, however, the Company’s two principal income producing properties, the Arlington Square Project located in Arlington, Virginia and the Fort Washington property located in Fort Washington, Pennsylvania, as of December 31, 2002, are fully under lease to tenants until 2008 and 2024, respectively.  Leasing is extremely competitive in these two areas.

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

Management’s objective has in the past been to retain the income-producing properties and to prepare for sale all non-income-producing real estate assets.  If the non-income-producing properties can be sold, then management will proceed to sell the remaining income-producing assets.  In the foreseeable future, the Company contemplates no new investments in real estate, interests in real estate, real estate mortgages or securities of, or interests in, entities primarily engaged in real estate activities.  In addition, during such period, the Company does not intend to acquire other assets, either primarily for possible capital gain or primarily for income.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Under TWC’s Amended and Restated Charter, filed July 30, 1992 with the Maryland Department of Assessments and Taxation (“TWC’s Charter”), TWC has three classes of common stock:  Class A Common Stock, Class B Common Stock, and Class C Common Stock (Class A, B and C Common Stock collectively referred to herein as the “New Common Stock”).  At the present time, there is no established public trading market for any class of the New Common Stock.  As of December 31, 2002, there were 123 record holders of the Class A Common Stock, 418 record holders of the Class B Common Stock, and 16 record holders of the Class C Common Stock.  There are no outstanding options or warrants to purchase securities convertible into common equity of the Company.  The Company does not have any equity compensation plans.

TWC has been unable to ascertain any market for TWC’s common stock during 2002 or 2001.  Consequently, TWC does not have any information concerning high and low bids on any class of its common stock during 2002 or 2001.

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

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Material Changes in Financial Condition

During the year ended December 31, 2002 the Company’s total assets were reduced by $692,000 from $17,533,000 to $16,841,000.  Such decrease was primarily the result of depreciation of operating property and equipment, and a decrease in cash and cash equivalents, partially offset by an increase in escrow deposits.

Operating property and equipment decreased by $763,000 from $15,656,000 at December 31, 2001 to $14,893,000 at December 31, 2002.  Such decrease was primarily the result of depreciation and the amortization of deferred rent concessions on the Arlington Square Project.

Cash and cash equivalents decreased by $20,000 from $248,000 at December 31, 2001 to $228,000 at December 31, 2002.  Such decrease was primarily the result of escrow deposits made on the Arlington Square Project and a reduction in the installment obligation on the Arlington Square Project.

Escrow deposits increased by $83,000 from $575,000 at December 31, 2001 to $658,000 at December 31, 2002.  Such increase was primarily the result of periodic deposits made to the reserves on the Arlington Square Project.

Accounts receivable — tenant increased by $8,000 from $312,000 at December 31, 2001 to $320,000 at December 31, 2002.  This increase was primarily the result of an increase in parking garage lease income receivable in the Arlington Square Project.

During the year ended December 31, 2002, the Company’s total liabilities decreased by $544,000 from $22,050,000 at December 31, 2001 to $21,506,000 at December 31, 2002.  Such decrease was primarily the result of a reduction in the installment obligation for the Arlington Square Project, offset by an increase in accounts payable and other liabilities.

Installment obligation/Notes payable - Arlington Square Project decreased by $554,000 from $21,894,000 at December 31, 2001 to $21,340,000 at December 31, 2002.  Such decrease was the result of principal payments on the two mortgages.

Accounts payable and other liabilities increased by $14,000 from $31,000 at December 31, 2001 to $45,000 at December 31, 2002.  Such increase was primarily the result of an increase in accrued expenses.

Results of Operations

Revenues increased by $9,000 from $3,506,000 for the year ended December 31, 2001 to $3,515,000 for the year ended December 31, 2002.  Such increase was primarily the result of an increase in operating property rental income offset by decreases in other income and interest income.

Operating property rental income increased by $76,000 from $3,316,000 for the year ended December 31, 2001 to $3,392,000 for the year ended December 31, 2002.  This increase was the result of increased income received from the Arlington Square Project, which is the Company’s primary source of rental income.

Other income decreased by $36,000 from $36,000 for the year ended December 31, 2001 to $0 for the year ended December 31, 2002.  This decrease was the result of expense reimbursements received from the Arlington Square Project.

Total expenses decreased by $63,000 from $2,942,000 for the year ended December 31, 2001 to $2,879,000 for the year ended December 31, 2002.  This decrease is primarily due to a decrease in operating property expenses, interest expense, offset by an increase in general and administrative expenses.

Operating property expenses decreased by $62,000 from $980,000 for the year ended December 31, 2001 to $918,000 for the year ended December 31, 2002.  This decrease is due to a decrease in operating expenses relating to the Arlington Square Project.

Interest expense decreased by $56,000 from $1,536,000 for the year ended December 31, 2001 to $1,480,000 for the year ended December 31, 2002.  This decrease was the result of current payments on the Arlington Square Project mortgage balance.

General and administrative expenses increased by $54,000 from $426,000 for the year ended December 31, 2001 to $480,000 for the year ended December 31, 2002.  This decrease is due to an increase in administrative expenses relating to The Washington Corporation.

Net income before depreciation and amortization increased by $72,000 to income of $636,000 for the year ended December 31, 2002 from $564,000 for the year ended December 31, 2001.  Such increase was a result of a decrease in total income as described above, and a decrease in expenses.

Depreciation and amortization decreased by $4,000 from $789,000 for the year ended December 31, 2001 to $785,000 for the year ended December 31, 2002.  This decrease results primarily from depreciation on the Arlington Square Project.

Net loss decreased by $77,000 from a net loss of $225,000 for the year ended December 31, 2001 to a net loss of $148,000 for the year ended December 31, 2002.  This decrease was the result of the changes in the items described above.

Liquidity and Capital Resources:  Outlook

The Company’s primary sources of funds for 2002 came from rental income and property management fees.  As of December 31, 2002, the Company had cash and cash equivalents and escrow deposits totaling approximately $886,000 of which $658,000 was escrow deposits.  The Company expects its primary source of funds for 2003 to continue to be rents received on the Arlington Square Project.  However, room occupancy at the Holiday Inn on the Fort Washington property dropped significantly in 2002 and is expected to remain at a lower rate for the coming year.  This will have a negative impact on the rent collected since a portion of the rent is tied to room sales.  See page 3, “Ownership of Income-Producing Properties”.

During 2002, cash and cash equivalents decreased by $20,000 as compared to a decrease of $178,000 for 2001.  This decrease in 2002 was primarily due to the result of escrow deposits made on the Arlington Square Project and a reduction in the installment obligation on the Arlington Square Project. Future sources of funds are anticipated to come from the rents and property management fees.  The Company has tried without success to sell its remaining assets.

TWC’s agreement to manage the Arlington Square Project provides for management fees approximating $169,000 annually.  See “Description of Properties - Arlington Square Project”.  The continued ownership of the Arlington Square Project is necessary to provide the Company with sufficient cash for operations.

The Company’s primary use of operating funds is anticipated to be for corporate overhead expenses, property expenses such as real estate taxes and insurance and principal and interest payments on the ASLP Notes.  The rising cost of insurance and the possibility of rising real estate tax rates may have a significant negative impact on liquidity.

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

The Company does not have a plan to address its liquidity problems other than to continue to try to sell assets held for investment and to continue to manage and collect rents from the Arlington Square Project.  If these attempts are not successful, or, if the Arlington Square Project were to suffer a significant setback, the Company may be forced to sell its remaining properties for significantly less than recorded values.  See Note 13 to the Company’s financial statements for a further explanation of the Company’s ability to continue as a going concern.

Recent Accounting Pronouncements

SFAS No. 144, Accounting for the Impairment of Disposal of Long Lived Assets. Addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This Statement supercedes SFAS No. 121 and requires a loss be recognized only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and that the impairment be measured as the difference between the carrying amount and the fair value of the asset.  This statement also requires (a) that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to the owners in a spin-off be considered held and used until it is disposed and (b) that long-lived assets to be disposed of by sale due to discontinued operations are no longer measured on a net realizable value basis, and future operations losses are no longer recognized before to occur.  The Company will comply with this Standard and does not believe it will have any impact on its financial statements.

SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections.  Among other clarifications, the Statement eliminates an inconsistency between required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that are economically similar to sale-leaseback transactions.  The portion of the Statement applicable to Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, has the effect of changing the accounting for gains and losses from debt extinguishments from extraordinary to operating.  Management does not believe this will have any impact on the financial statements.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement nullifies Emerging Issues Task Force Issue No. 94-3, which required the recognition of a liability for an exit cost at the date an entity made a commitment to an exit plan.  SFAS No. 146 concludes that mere commitment to a plan, by itself, does not create an obligation to others that meets the definition of a liability.  This Statement describes the costs to exit an activity and when a liability for those costs should be recognized.  This Statement is applicable to exit or disposal activities initiated after December 31, 2002.  Management will adopt this pronouncement upon entering an official plan to sell its properties.

ITEM 7.  FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditor’s Report

Consolidated Balance Sheets at December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002 and December 31, 2001

Consolidated Statements of Deficiency in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

700 KING FARM BOULEVARD, SUITE 300

ROCKVILLE, MARYLAND 20850

PHONE 301.231.6200

FAX 301.231.7630

[LOGO]

Independent Auditor’s Report

Board of Directors and Shareholders

The Washington Corporation

Bethesda, Maryland

We have audited the accompanying Consolidated Balance Sheets of The Washington Corporation and

Subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related Consolidated Statements of Operations, Deficiency in Stockholders’ Equity and Cash Flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Washington Corporation and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has incurred continuing losses from operations and has been unable to dispose of certain of its real estate assets. As a result, the Company may not be able to continue to meet its obligations as they come due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 13. The consolidated financial statements do not include any adjustments that might arise from the outcome of this uncertainty.

/s/ Aronson & Company

Rockville, Maryland

February 10, 2003

THE WASHINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31, 2002 AND 2001

	2002	2001
ASSETS

Operating property and equipment, net	$14,893,441	$15,656,154
Real estate and development property	325,002	325,002
Cash and cash equivalents	228,113	248,434
Accounts receivable — Arlington Square Project	319,903	312,279
Escrow deposits	658,335	574,909
Land purchase leaseback	400,000	400,000
Other assets	16,551	16,210
Total Assets	$16,841,345	$17,532,988

LIABILITIES

Installment obligation — Arlington Square Project	$21,339,691	$21,894,105
Accrued interest payable	121,640	124,895
Accounts payable and other liabilities	45,432	31,201
Total Liabilities	21,506,763	22,050,201

COMMITMENTS AND CONTINGENCIES

DEFICIENCY IN STOCKHOLDERS’ EQUITY

Common stock, $.01 par value; shares issued
Class A — 1,675,163 authorized, 1,640,327 shares issued and outstanding	16,403	16,403
Class B — 24,429 authorized, 21,476 shares issued and outstanding	215	215
Class C — 45,639 authorized, 45,119 shares issued and outstanding	451	451
Additional paid-in capital	2,804,821	2,804,821
Accumulated deficit	(7,487,308)	(7,339,103)
Accumulated deficit
Total Deficiency in Stockholders’ Equity	(4,665,418)	(4,517,213)

Total Liabilities and Deficiency in Stockholders’ Equity	$16,841,345	$17,532,988

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
REVENUES

Operating property rental income	$3,391,656	$3,316,103
Rent from land purchase leaseback	106,088	108,484
Other income	0	35,618
Interest income	14,189	45,460

Total revenues	3,511,933	3,505,665

EXPENSES

Operating property expenses	918,243	979,981
Interest expense	1,479,890	1,535,898
General and administrative expenses	480,394	425,701

Total expenses	2,878,527	2,941,580

NET INCOME BEFORE DEPRECIATION AND AMORTIZATION	636,406	564,085

DEPRECIATION AND AMORTIZATION	784,611	789,000

NET LOSS	$(148,205)	$(224,915)

LOSS PER COMMON SHARE	$(0.09)	$(0.13)

LOSS PER COMMON SHARE (BASIC):	$(0.13)	$(0.29)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’  EQUITY FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

BALANCE, JANUARY 1, 2001	17,069	$2,804,821	$(7,114,188)	$(4,292,298)

NET LOSS	—	—	(224,915)	($224,915)

BALANCE, DECEMBER 31, 2001	17,069	2,804,821	(7,339,103)	($4,517,213)

NET LOSS	—	—	(148,205)	($148,205)

BALANCE, DECEMBER 31, 2002	$17,069	$2,804,821	$(7,487,308)	$(4,665,418)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(148,205)	$(224,915)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	719,011	723,400
Amortization of deferred rent concessions	65,600	65,600
Interest earned on restricted escrows	(8,794)	(16,393)
Decrease (increase) in accounts receivable — Arlington Square Project	(7,624)	(28,267)
Decrease in other assets	(341)	62,047
Decrease in accrued interest payable	(3,255)	(2,975)
Decrease in accounts payable and other liabilities	14,231	(62,683)
Net cash provided by operating activities	630,623	515,814

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(21,898)	(34,510)
Withdrawals from restricted escrows	251,224	252,177
Deposits to restricted escrows	(325,856)	(391,860)
Net cash used in investing activities	(96,530)	(174,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Curtailments of installment obligation — Arlington Square Project	(554,414)	(519,554)
Net cash used in financing activities	(554,414)	(519,554)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(20,321)	(177,933)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	248,434	426,367

CASH AND CASH EQUIVALENTS, END OF PERIOD	$228,113	$248,434

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid during the year	$1,483,145	$1,518,005

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

REVENUE RECOGNITION AND DEFERRED RENTAL CONCESSIONS

Profit on the sale of real estate is recognized at the time the sale is settled.  Rental income from leases, with scheduled rental increases during their lease terms, is recognized for financial reporting purposes on a straight-line basis.

REAL ESTATE AND DEVELOPMENT PROPERTY

The Company records its real estate and development property at the lower of accumulated cost or estimated net realizable value.  The Company follows the policy of charging, as current expenses, the holding costs of real estate such as taxes, insurance and interest, to the extent the properties are not currently being developed.  Direct development and engineering costs are capitalized as part of property cost.  No interest was capitalized during either of the years ended December 31, 2002 and 2001.

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

NOTE 2

REAL ESTATE AND DEVELOPMENT PROPERTY

Residential development efforts in the past included the acquisition of raw land for the development of planned sites or finished building lots for sale to homebuilders.  The Company, through a wholly-owned subsidiary, owned 363 acres known as Timberlake in Charles County, Maryland.  In February, 1999, 313 acres of this project was foreclosed upon by the lender.  Upon foreclosure, the recorded value of the property was reduced by $1,057,449 which represented the outstanding principal balance of $880,000 plus accrued interest of $177,449.  Management estimated the net realizable value of the property’s remaining 48 acres to be  $200,000, resulting in an estimated loss on asset valuation of $97,771 for the year ended December 31, 1999.  Management made an additional adjustment to the net realizable value of the property during 2000 due to poor results from land development zoning tests on several of the remaining lots.  This resulted in a provision for estimated loss on asset valuation of $75,000 for the year ended December 31, 2000.  No additional provision was considered necessary in 2002 or 2001.

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

In addition, the Company owns 23.21 acres in Memphis, Tennessee zoned for multi-family garden apartments and seven townhome lots in Dumfries, Virginia.  Management has estimated the net realizable value of these properties as being almost worthless, resulting in a provision for estimated loss on asset valuation of $7,998 for the year ended December 31, 2000.  No additional provision was considered necessary in 2002 or 2001.

NOTE 3

LAND LEASE

The Company owns a fee simple interest in land that is leased by a company owning a hotel located in Ft. Washington, Pennsylvania.  The property had an original cost and estimated current value of $400,000.  The minimum annual rent under the lease, which expires in 2024, is $66,000 plus one percent of gross room sales of the property, but not less than $1,000 a month.  As of December 31, 2002, the minimum lease payments due pursuant to this lease through expiration are as follows:

2003	$78,000
2004	78,000
2005	78,000
2006	78,000
2007	78,000
Thereafter	1,345,500
$1,735,500

NOTE 4

OTHER ASSETS

Other assets includes prepaid expenses, security deposits and prepaid management fees.

NOTE 5

ESCROW DEPOSITS

At December 31, 2002 and 2001, deposited funds of $658,335 and $574,909, primarily for the Arlington Square Project, were restricted for replacement reserve, and tax and insurance escrows.

NOTE 6

INSTALLMENT OBLIGATIONS - ARLINGTON SQUARE PROJECT

From November 1997 to November 25, 1998, ASLP’s property was encumbered by two mortgage notes to Allied in the amount of $24,300,000.  The outstanding principal balance on the mortgage loans accrued interest at a blended rate of 10%, based on the LIBOR.  The notes were cash-flow mortgages with all excess cash flow, as defined, being applied to reduce the principal balance and to fund the required escrows.  One of the mortgage agreements provided for the lender to receive a participation interest of 30% in the net cash flow and a 30% equity value in the property if and when it is sold, with such provision to survive any payoff of the mortgage.

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

The outstanding balance on the ASLP installment obligations were $21,339,691 and $21,894,105 for the year ended December 31, 2002 and 2001.

At December 31, 2002, the scheduled future maturities of the obligations are as follows:

Year Ending December 31	Amount

2003	$596,833
2004	640,106
2005	686,523
2006	736,313
2007	789,724
Thereafter	17,890,192
$21,339,691

NOTE 7

OPERATING PROPERTY AND EQUIPMENT - ARLINGTON SQUARE PROJECT

At December 31, 2002 and 2001, operating property and equipment is stated at the net “fresh start” value of $23,000,000, less related accumulated depreciation and amortization of related intangibles.  For “fresh start” reporting purposes, the Arlington Square Project was revalued to an amount equal to the original amount of the non-recourse debt secured by the property.

At December 31, 2002 and 2001, operating property and equipment consisted of:

	2002	2001
Land, building and equipment	$23,651,839	$23,629,941
Tenant improvements	1,603,452	1,603,452
Deferred rental concessions, net	377,200	442,800
Deferred loan closing costs, net	183,124	214,972
	25,815,615	25,891,165
Less depreciation and amortization	(10,932,174)	(10,235,011)
	$14,893,441	$15,656,154

NOTE 8

INCOME TAXES

As of December 31, 2002, the Company had tax net operating loss carryforwards of approximately $19,951,000.  The deferred tax asset associated with these net operating loss carryforwards of approximately $7,324,000 is offset by a valuation allowance applied to the total deferred tax asset.  The net operating losses for income tax reporting purposes will expire as follows:

2004 -	$1,309,000	2008 -	$1,429,000	2021 - $29,000
2005 -	5,652,000	2018 -	91,000	2022 - $65,000
2006 -	155,000	2019 -	1,565,000
2007 -	9,405,000	2020 -	250,000

NOTE 9

RELATED PARTY TRANSACTIONS

During 2002 and 2001, the Company engaged a law firm in which one former director of the Company serves as partner in the firm.  During 2002 and 2001, the Company paid $644 and $1,830, respectively, in fees to this law firm.

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

As of December 31, 2002, the number of common shares outstanding is as follows:

Class A	1,640,327
Class B	21,476
Class C	45,119

NOTE 11

LESSOR ARRANGEMENTS

The Company, through its 74% interest in ASLP, owns a building and parking garage which is 100% leased to an agency of the U.S. Government under a ten year lease expiring in September, 2008.  During the years ended December 31, 2002 and 2001, the Company realized income from this lease of approximately $3,392,000 and $3,316,000, net of rental concessions, respectively, or 97% and 97% of total revenues, respectively. The terms of the lease require the tenant to pay base rent plus its proportionate share of increases in certain operating expenses.  Also, the lease requires the tenant to pay base rent on the parking garage subject to 5% annual increases.

The minimum lease payments due pursuant to this lease at December 31, 2002 are as follows:

2003	$3,299,277
2004	3,363,184
2005	3,374,491
2006	3,386,364
2007	3,398,830
Thereafter	2,556,394
Total	$22,649,848

NOTE 12

OFFICE LEASE

The Company is obligated under an operating lease for its office space which expires January 31,

2004.  The rent increases annually by 3%.  The future annual rents under this lease are:

2003	25,750
2004	2,151
Total	$27,901

Rental expense under the Company’s office lease agreements was $23,838 and $24,938 for 2002  and 2001, respectively.  The Company moved into new office space owned by the CEO at the end of 2002, and is in negotiations with the former landlord to limit the obligation to pay rent through the end of the lease term.  The new office space is leased on a month-to-month basis.  No rent expense was paid for 2002.

NOTE 13

GOING CONCERN

The Company has continued to incur losses and has been unable to liquidate certain of its real estate assets in a timely manner and is facing certain liquidity problems in the near future if these assets cannot be sold.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management does not have a formal plan to address these possible liquidity problems although they will continue to monitor and reduce administrative costs and/or attempt to delay payment for certain services until properties are sold.  If these attempts are not successful, the Company may be forced to sell its remaining properties for significantly less than the recorded values.  The eventual outcome of these matters cannot be determined.  The accompanying financial statements do not include any adjustments to assets or recorded liabilities of the Company if it is forced to liquidate prematurely and sales of assets and settlement of liabilities are not conducted in the normal course of business.

NOTE 14

NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic net loss per share computations for 2002 and 2001:

	2002
	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic net loss per share
Net loss	$(148,205)	1,706,922	$(0.09)

	2001
	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic net loss per share
Net Loss	$(224,915)	1,706,922	$(.13)

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors of the Company

TWC’s Bylaws require no less than two (2) directors, at least one of which is a Class A Director, shall constitute a quorum for a Board of Directors meeting and the vote of a majority of the Class A Directors participating at such meeting is necessary for the Board to act.  The Board of Directors is composed of one (1) Class A Director and two (2) Class B and C Directors.  On October 25, 1996, William N. Demas, formerly a Class B and Class C Director was elected as a Class A Director and Jose Ma. C. Castro was elected as a Class B and Class C Director to fill the position held by Mr. Demas.  In December of 2000, Jose Ma. C. Castro resigned as a Class B Director of the Company.  In January of 2002, Jonathan C. Kinney resigned as a Class B Director of the Company.  TWC is currently searching for Class B and C Directors.  Directors are elected to serve until the next annual meeting of shareholders or the next special meeting of shareholders called for the election of directors, and until their successors have been elected and qualified.  TWC did not hold an annual or special meeting of shareholders in 2002.  See “Description of Business - Business Development - Recent Developments.”

TWC’s executive officers and directors are:

NAME	AGE	POSITION

William N. Demas	66	Chairman of the Board of Directors, Chief Executive Officer and President

Geraldine Piatt	67	Secretary

William N. Demas has been Chairman of the Board of Directors, Chief Executive Officer and President of TWC since it was established in 1979.  Mr. Demas served as Chairman of the Board of Directors and Chief Executive Officer of Capital Mortgage Investors, TWC’s predecessor, from 1969 to 1979.  Mr. Demas also manages properties unrelated to TWC.

Geraldine Piatt has served as the Secretary of the Company since 1992.  As Secretary, she files reports with the state in which TWC does business and executes documents that require her signature.  Ms. Piatt also serves as property management administrator since 1989.  This is her principal responsibility and includes preparing communications with (i) the General Services Administration (“GSA”), the tenant at Arlington Square and the U.S. Fish and Wildlife Service, the occupant of Arlington Square; (ii) the various vendors that perform services for Arlington Square; and (iii) the two operating engineers that work on site at Arlington Square.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires that directors and officers of a registrant and persons owning more than ten percent of such registrant’s equity securities registered under Section 12 of the Securities Exchange Act file reports of ownership and changes in ownership (“Section 16 Filings”) with the Securities and Exchange Commission (the “SEC”).  The SEC requires that copies of all such Section 16 Filings be furnished by the filers to the registrant.  TWC has not received any Section 16 Filings during Fiscal 2002.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the annual compensation earned by the President and Chief Executive Officer of TWC  (the “Named Executive Officer”) for services rendered to TWC in all capacities for the fiscal years ended December 31, 2002 (“Fiscal 2002”), December 31, 2001 (“Fiscal 2001”) and December 31, 2000 (“Fiscal 2000”):

SUMMARY COMPENSATION TABLE

	Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation		All Other Compensation

William N. Demas, Chief
Executive Officer	2002	86,000		11,182	(1)	17,012	(2)
and President
	2001	96,546	—	20,570	(1)	24,852	(2)

	2000	123,631	—	—		24,852	(2)

(1)   Auto allowance

(2)   Since August 1993, TWC has paid the premiums on a life insurance policy for Mr. Demas (“the Demas Policy”).  The amounts shown represent TWC’s total annual payments therefor in Fiscal 2002, Fiscal 2001 and Fiscal 2000.  In all three years, TWC reduced Mr. Demas’s base salary by the amount equal to the costs of the Demas Policy.

TWC has not granted stock options, restricted stock awards, or share appreciation rights during Fiscal 2002, Fiscal 2001, and Fiscal 2000.  Since its reorganization in 1992, TWC has not had a long-term incentive plan or pension plan.  The Company also does not have any equity compensation plans.  However, in 1992, TWC established a noncontributory Salary Reduction SEP on behalf of its employees (including Mr. Demas), pursuant to which employees, at their election, may defer a percentage of their annual salaries.

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

Compensation of Directors

In accordance with TWC’s Bylaws, directors may be reimbursed for any reasonable expenses incurred in connection with their service on the Board of Directors.  There are no other arrangements pursuant to which directors of TWC are compensated for services as director.  Mr. Demas did not seek or receive any reimbursement for his expenses in Fiscal 2002.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Shareholders

The following table shows with respect to each person or entity known by TWC to be the beneficial owner of more than 5% of any class of TWC’s voting securities as of December 31, 2002, (i) the number of shares so owned, and (ii) the percentage of all shares represented by such ownership (based upon the number of shares outstanding in the class) as of December 31, 2002.

Title of		Shares Beneficially Owned
Class		# of Shares	% of Class(1)

Class A Common Stock	Kevin E. Foley, Deputy Superintendent of Insurance of the State of New York, as Agent of the Rehabilitator of Executive Life Insurance of New York(2)	410,618	24.7

Class A Common Stock	AIF II, L.P.(3)	325,242	19.6

Class A Common Stock	Lion Advisors, L.P.(3)	325,242	19.6

Class C Common Stock	The Antonelli Creditors Liquidating Trust	18,206	40.1

Class C Common Stock	Andrea Kinney Greene	4,116	9.1

Class C Common Stock	David B. Kinney	5,326	11.7

Class C Common Stock	David H. Kinney	4,154	9.2

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

(2)  Mr. Foley’s address is 123 Williams Street, New York, NY  10038-3889.

(3)  The address for AIF II, L.P. and Lion Advisors, L.P. c/o Apollo Advisors, L.P. is 1999 Avenue of the Stars, Suite 1050, Los Angeles, CA  90067.

(4)  The address for the trust is the Antonelli Liquidating Trust  c/o Bailey Realty Corporation, 1130 Connecticut Avenue, N.W., Washington, D.C.  20036.

(5) Andrea Kinney Greene, the sister of Jonathan Kinney  who was a director of TWC, owns approximately 4,116 shares of Class C Common Stock.  In addition, Andrea Kinney Greene, as custodian for her children, holds approximately 132 shares of Class B Common Stock.  The address provided to TWC by Andrea Kinney Greene is Route 2, Box 782, Purcellville, VA 22132.

(6)  This total includes approximately 584 shares of Class C Common Stock over which David B. Kinney has voting and investment powers in his capacity as general partner of K-F Associates, a Virginia limited partnership, which interests are owned by members of the Kinney Family.  David B. Kinney is the father of Jonathan C. Kinney and David H. Kinney.  The address provided to TWC by David B. Kinney is 754 Walker Road, 2nd Floor, Great Falls, VA 22066.

(7)  Mr. David H. Kinney is the brother of Jonathan C. Kinney.  The address provided to TWC by David H. Kinney is 1056 Manning Street, Great Falls, VA 22066.

Directors and Executive Officers

The following table sets forth, as of December 31, 2002, information with respect to beneficial ownership of TWC’s capital stock by (i) the Named Executive Officers, (ii) each director and (iii) all directors and executive officers of TWC as a group.  The Company does not have any equity compensation plans.

Name and Address of Beneficial Owner(1)	Title of Class	Amount and Nature of Beneficial Ownership		Percentage of Class Outstanding

William N. Demas	Class A Common Stock	7,608		*
	Class C Common Stock	8,982	(2)	19.8

Jonathan C. Kinney	Class A Common Stock	523	(3)	*
	Class C Common Stock	4,564	(4)	10.1

Directors and Officers as a Group	Class A Common Stock	8,131		*
(2 persons)	Class C Common Stock	13,546		29.9

*   Less than 1% of outstanding shares of the Class

(1)  The address for each director and officer is c/o TWC, 4421 Chestnut Street, Bethesda, Maryland 20814.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Jonathan Kinney and certain members of Mr. Kinney’s family (collectively, the “Kinney Family”) have a 16% ownership interest (6% of which is Mr. Kinney’s personal holding) in ASLP, which owns the Arlington Square Project.  Mr. Demas has a 7% ownership interest in ASLP.  The Company owns 53% of the equity in ASLP directly and 21% indirectly through its 100% ownership of Arlington Square, Inc., its general partner.  In Fiscal 2002, Messrs. Demas and Kinney and the Kinney Family did not receive partnership distributions from their limited partnership interests.  See “Description of Properties - Arlington Square Project.

In Fiscal 2002 and Fiscal 2001, the Company paid legal fees of approximately $644 and $1,830 respectively to Bean, Kinney & Korman, P.C., the law firm in which Mr. Kinney is partner and stockholder.

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

10.15                     Guaranty by Arlington Square Limited Partnership to Allied Capital Commercial Corporation, which was filed as Exhibit 10.15 to the Company’s Form 10-KSB filed with the Commission on May 8, 1998, is incorporated herein by reference.

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

99.1                           Amended and Restated Promissory Note dated December 1, 1998, in the original principal amount of  $1,850,000 with Arlington Square Limited Partnership as borrower and Allied  Capital Corporation as holder, which was filed as Exhibit 10.33 to the Company’s Form 10-KSB filed with the Commission on June 2, 1999, is incorporated herein by reference.

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

11.                                 Computation of per share earnings for the years ended December 31, 2002 and 2001 is attached hereto.

21.           Subsidiaries of the Registrant as of December 31, 2002 is attached hereto.

99.1                           Certification

(b)                                 Reports on Form 8-K.  The Company filed no report on Form 8-K during fourth quarter of 2002.

Item 14.  Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision of the Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a — 14 under the Securities Exchange Act of 1934.  Based upon that evaluation, the Principal Executive Officer/Principal Financial Officer concluded that the Company’s disclosure control and procedures were effective.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WASHINGTON CORPORATION

Date:	4/15/03	By:	/s/William N. Demas
William N. Demas Chairman of the Board of Directors/ President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	4/15/03	By:	/s/William N. Demas
William N. Demas Chairman of the Board of Directors/ President

CERTIFICATION

I, William N. Demas, certify that:

1.               I have reviewed this year end report on Form 10-KSB of The Washington Corporation;

2.               Based on my knowledge, this year end report does not contain any untrue statement of  a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this year end report;

3.               Based on my knowledge, the financial statements, and other financial information included in this year end report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this year end report;

4.               I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

38

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this year end report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this year end report (the “Evaluation Date”); and

c)              presented in this year end report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operating of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employee who have a significant role in the registrant’s internal controls; and

6.               I have indicated in this year end report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	4/15/03
		By:	/s/William N. Demas
William N. Demas Chief Executive Officer and Chief Financial Officer April 15, 2003