Form 10QSB
period 2003-03-31
WASHINGTON CORP
filed 2003-05-15
CIK 314625

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) of

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2003

Commission File No. 1-7228

THE WASHINGTON CORPORATION

(Exact Name of Small Business Issuer as Specified in Its Charter)

Maryland	52-1157845
(State of Incorporation)	(I.R.S. Employer Identification Number)

4421 Chestnut Street, Bethesda, Maryland

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

                                                                                                  Yes ☒                  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant’s classes of common stock as of
March 31, 2003:	(1) 1,640,327 shares of Class A Common Stock
(2) 21,476 shares of Class B Common Stock
(3) 45,119 shares of Class C Common Stock

EXHIBITS INDEX IS ON PAGE 10.

THE WASHINGTON CORPORATION

PART I.   FINANCIAL STATEMENTS

ITEM I:    FINANCIAL STATEMENTS

THE WASHINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS

Real estate and development properties	$325,002	$325,002
Operating property and equipment, net	14,712,339	14,893,441
Cash and cash equivalents	255,183	228,113
Escrow deposits	760,524	658,335
Land purchase leaseback	400,000	400,000
Accounts receivable-Arlington Square Project	292,116	319,903
Other assets	28,482	16,551
Total Assets	$16,773,646	$16,841,345

LIABILITIES

Installment Obligation — Arlington Square Project	$21,194,376	$21,339,691
Accrued interest payable	120,791	121,640
Accounts payable and other liabilities	129,841	45,432
Total Liabilities	21,445,008	21,506,763

STOCKHOLDERS’ EQUITY

Common stock, $.01 par value; shares issued
Class A — 1,675,163 authorized, 1,640,327 shares issued and outstanding	16,403	16,403
Class B — 24,429 authorized, 21,476 shares issued and outstanding	215	215
Class C — 45,639 authorized, 45,119 shares issued and outstanding	451	451
Additional paid-in capital	2,804,821	2,804,821
Accumulated deficit	(7,493,252)	(7,487,308)
Total Stockholders’ (Deficit) Equity	(4,671,362)	(4,665,418)

Total Liabilities and Stockholders’ (Deficit) Equity	$16,773,646	$16,841,345

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002

	THREE MONTHS ENDED MARCH 31,
	2003	2002
REVENUES

Operating property rental income	$840,511	$819,237
Rent from land purchase leaseback	26,719	27,078
Other income	4,800	4,801
Interest income	769	368
	872,799	851,484

EXPENSES
Operating property expenses	241,929	231,024
Interest expense	363,225	374,475
General and administrative expenses	95,588	121,523
	700,742	727,022

Net income before depreciation and amortization	172,057	124,462
Depreciation and amortization	178,001	180,164
Net loss	$(5,944)	$(55,702)

Earnings (loss) per share:
Net income before depreciation and amortization	$0.10	$0.07
Depreciation and amortization	$0.10	$0.10
Net Loss	$(0.00)	$(0.03)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,944)	$(55,702)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	195,776	196,564
Decrease (Increase) in accounts receivable — Arlington Square Project	27,787	(35,346)
Decrease in accrued interest payable	(849)	(893)
Increase in other assets	(11,931)	(15,422)
Increase in accounts payable and other liabilities	84,409	78,956
NET CASH PROVIDED BY OPERATING ACTIIVITIES	289,248	168,157

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed assets	(14,674)	0
Deposits to restricted escrows	(102,189)	(97,964)
NET CASH USED IN INVESTING ACTIVITES:	(116,863)	(97,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(145,315)	(134,122)
NET CASH USED IN FINANCING ACTIVITIES:	(145,315)	(134,122)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,070	(63,929)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	228,113	248,434

CASH AND CASH EQUIVALENTS, END OF PERIOD	$255,183	$184,505

CASH PAID DURING THE PERIOD FOR INTEREST	$364,074	$382,135

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The accompanying condensed consolidated financial statements have been prepared by The Washington Corporation (“TWC” and collectively with its affiliates that are over 50% owned by TWC and consolidated for financial reporting purposes, the “Company”) without audit.  Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements.  The Company believes the disclosures made are adequate to make the information presented not misleading when read in conjunction with the financial statements and notes thereto included in the Company’s Report on Form 10-KSB for the year ended December 31, 2002.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of The Washington Corporation and subsidiaries as of March 31, 2003, and the results of operations for the three months ended March 31, 2003 and 2002 and statements of cash flow for the three months ended March 31, 2003 and 2002.

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

Material Changes in Financial Position

Total assets decreased by $67,000 from $16,841,000 at December 31, 2002 to $16,774,000 at March 31, 2003.  Such decrease was primarily the result of depreciation on operating property equipment, a decrease in accounts receivable offset by an increase in escrow deposits related to the Arlington Square Project (as defined below) and other assets.

Operating property and equipment decreased by $181,000 from $14,893,000 at December 31, 2002 to $14,712,000 at March 31, 2003.  Such decrease was the result of depreciation and amortization relating to the Arlington Square Project.

Cash and cash equivalents increased by $27,000 from $228,000 at December 31, 2002 to $255,000 at March 31, 2003, primarily due to revenues from the Arlington Square Project.

Escrow deposits increased by $103,000 from $658,000 at December 31, 2002 to $761,000 at March 31, 2003.  Such increase was the result of required periodic deposits made to the reserves on the Arlington Square Project.

                Accounts receivable for the Arlington Square Project decreased by $28,000 from $320,000 at December 31, 2002 to $292,000 at March 31, 2003.  Such decrease was the result of payments made by the lessee of outstanding receivables for the parking garage.

                Other assets increased by $11,000 from $17,000 at December 31, 2002 to $28,000 at March 31, 2003, primarily due to an increase in prepaid expenses on the Arlington Square Project.

                Total liabilities decreased by $62,000 from $21,507,000 at December 31, 2002 to $21,445,000 at March 31, 2003.  Such decrease was primarily the result of principal payments on the installment obligations, the mortgage notes that secure the Arlington Square Project, offset by an increase in accounts payable and other liabilities.

                Installment obligation on the Arlington Square Project decreased by $146,000 from $21,340,000 as of December 31, 2002 to $21,194,000 as of March 31, 2003.  This reduction was the result of payments made to the lender and the resulting principal reduction.

Accounts payable and other liabilities increased by $84,000 from $46,000 at December 31, 2002 to $130,000 at March 31, 2003.  This increase was primarily the result of a real estate tax accrual on the Arlington Square Project.

                The Company’s stockholders’ equity decreased by $6,000 from ($4,665,000) at December 31, 2002 to ($4,671,000) at March 31, 2003.  Such decrease was the result of recorded net loss of $6,000 for the three months ended March 31, 2003.

Results of Operations

                Three Months Ended March 31, 2003

                Revenues increased to $873,000 for the three months ended March 31, 2003 (“First Quarter 2003”) from $852,000 for the three months ended March 31, 2002 (“First Quarter 2002”), an increase of $21,000.  Such increase was primarily the result of an increase in operating property rental income.

                Operating property rental income increased to $841,000 for First Quarter 2003 compared to $819,000 for First Quarter 2002, an increase of $22,000.  This increase was the result of income received from the Arlington Square Project, which is the Company’s primary source of rental income.

                Total expenses decreased to $701,000 for First Quarter 2003 compared to $727,000 for First Quarter 2002, a decrease of $26,000.  This decrease was due to a decrease in interest expense, a decrease in general and administrative expenses partially offset by an increase operating property expense.

Operating property expenses increased by $11,000 from $231,000 in First Quarter 2002 to $242,000 in First Quarter 2003.  This increase was related to an increase in operating expenses for the Arlington Square Project.

Interest expense decreased by $11,000 to $363,000 in First Quarter 2003 from $374,000 in First Quarter 2002 due to the declining principal balance on the installment obligation-Arlington Square Project.

General and Administrative expenses decreased by $26,000 for First Quarter 2003 from  $122,000 for First Quarter 2002 to $96,000.  Such decrease was the result of a decrease in administration expenses relating to TWC.

Net income before depreciation and amortization increased from $124,000 for the First Quarter 2002 to $172,000 for the First Quarter 2003, an increase of $48,000.  Such increase was primarily the result of a combined decrease in total expenses, and an increase in total revenues, as outlined above.

The Company recorded a net loss of $6,000 for the First Quarter 2003 as compared to a net loss of $56,000 for the First Quarter 2002, a decreased loss of $50,000.  This decrease was the result of the changes in the items described above.

Arlington Square Project

TWC, directly and through an affiliate, Arlington Square, Inc., a wholly-owned subsidiary of TWC, owns a 74% interest in Arlington Square Limited Partnership (“ASLP”).  ASLP owns 1.07 acres of land and an office building containing 135,000 gross square feet and an accompanying parking garage constructed thereon (the “Arlington Square Project”) located in Arlington, Virginia.  The building, including the parking garage, is 100% leased to an agency of the U.S. Government under a ten year lease expiring in September of 2008.  The terms of the lease require the tenant to pay base rent plus its proportionate share of certain operating expense increases.  Also, the lease requires the tenant to pay base rent on the parking garage subject to 5% annual increases.  During the First Quarter 2003, approximately 96% of the Company’s revenues were derived from rental income and property management fees from the Arlington Square Project.

Liquidity and Capital Resources

The Company’s main sources of funds for the period ended March 31, 2003 were rental income and property management fees from the Arlington Square Project.  As of March 31, 2003, the Company had cash and cash equivalents, and escrow deposits totaling approximately $1,016,000, of which $761,000 was escrow deposits.  The Company has sufficient liquidity to meet its current obligations; however, the continued ownership of the Arlington Square Project is necessary to provide the Company with sufficient cash for operations.

                During the first three months of 2003, cash and cash equivalents increased by $27,000.  This increase in the first three months of 2003 is primarily due to revenues from the Arlington Square Project.  Future sources of funds are anticipated to come primarily from the rents and a property management fee from the Arlington Square Project.  The Company’s primary use of operating funds is anticipated to be for operating expenses and required payments on indebtedness of ASLP relating to the Arlington Square Project.  The Company does not have a plan to address its liquidity problems other than to continue to try to sell assets held for investment and to continue to manage and collect rents from the Arlington Square Project.  As of March 31, 2003, the Company had not sold any of its investment assets. (but see”Subsequent Events” below).  The Company does not anticipate that it will be able to augment its cash flow from any outside sources, such as the issuance of additional equity or additional borrowings.

Subsequent Events

                On April 28, 2003, the Company entered into that certain Real Estate Purchase Agreement ( the Purchase Agreement) with K-F Associates, L.C. (K-F), a Virginia limited liability company, pursuant to which the Company agreed to sell substantially all of its assets (in number but not in value) to K-F for One Million Dollars ($1,000,000) (the Sale of Assets).  The Sale of Assets is contingent upon the approval of the Purchase Agreement by the Company’s stockholders.  Closing for the Sale of Assets is scheduled to take place within thirty (30) days after the later of approval by the stockholders and expiration of the forty-five (45) day feasibility period, during which K-F may investigate title to the properties being sold under the Purchase Agreement.

                On May 9, 2003, the Company filed with the Securities and Exchange Commission (the Commission) a preliminary proxy statement (i) announcing a special meeting of the Company’s stockholders to approve the Sale of Assets and a plan to liquidate the remaining assets of the Company, including the Arlington Square Project (which constitutes a substantial majority of the Company’s assets in value) (the Plan of Liquidation) and (ii) soliciting stockholder approval of the Sale of Assets and Plan of Liquidation by proxy.  The Special Meeting is preliminarily scheduled for June 27, 2003 at 2:30 p.m.

ITEM3.  CONTROLS AND PROCEDURES

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

99.1                           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K.  The Company filed no reports on Form 8-K during the first quarter of 2003.

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON CORPORATION

/s/William N. Demas
William N. Demas
President and Treasurer
(Duly authorized officer)

DATE:  May 15, 2003

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

Date:    May 15, 2003

/s/ William N. Demas
William N. Demas
Chief Executive Officer and Chief Financial Officer
May 15, 2003