Form 10QSB
period 2003-06-30
WASHINGTON CORP
filed 2003-08-14
CIK 314625

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) of
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2003

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

Yes ☒	No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant’s classes of common stock as of

June 30, 2003:	(1) 1,640,327 shares of Class A Common Stock
(2) 21,476 shares of Class B Common Stock
(3) 45,119 shares of Class C Common Stock

EXHIBITS INDEX IS ON PAGE 11.

THE WASHINGTON CORPORATION

PART I.	FINANCIAL STATEMENTS
ITEM I:	FINANCIAL STATEMENTS

THE WASHINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS

Real estate and development properties	$325,002	$325,002
Operating property and equipment, net	14,516,323	14,893,441
Cash and cash equivalents	214,786	228,113
Escrow deposits	738,278	658,335
Land purchase leaseback	400,000	400,000
Accounts receivable-Arlington Square Project	324,712	319,903
Other assets	89,070	16,551
Total Assets	$16,608,171	$16,841,345

LIABILITIES

Installment Obligation - Arlington Square Project	$21,046,496	$21,339,691
Accrued interest payable	119,925	121,640
Accounts payable and other liabilities	122,399	45,432
Total Liabilities	21,288,820	21,506,763

STOCKHOLDERS’ EQUITY

Common stock, $.01 par value; shares issued
Class A - 1,675,163 authorized, 1,640,327 shares issued and outstanding	16,403	16,403
Class B - 24,429 authorized, 21,476 shares issued and outstanding	215	215
Class C - 45,639 authorized, 45,119 shares issued and outstanding	451	451
Additional paid-in capital	2,804,821	2,804,821
Accumulated deficit	(7,502,539)	(7,487,308)
Total Stockholders’ (Deficit) Equity	(4,680,649)	(4,665,418)

Total Liabilities and Stockholders’ (Deficit) Equity	$16,608,171	$16,841,345

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED JUNE 30, 2003 AND 2002

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002
REVENUES

Operating property rental income	$875,521	$812,294	$1,716,032	$1,636,332
Rent from land purchase leaseback	25,553	27,054	52,272	54,132
Other income	0	—	0	—
Interest income	687	2,405	1,456	2,773

	901,761	841,753	1,769,760	1,693,237

EXPENSES
Operating property expenses	231,315	191,759	473,244	422,783
Interest expense	360,644	371,404	723,869	745,879
General and administrative expenses	79,582	113,700	175,170	235,223
	671,541	676,863	1,372,283	1,403,885

Net income before depreciation and amortization	225,420	164,890	397,477	289,352
Depreciation and amortization	180,991	177,764	358,992	357,928
Net income (loss) before extraordinary items	44,429	(12,874)	38,485	(68,576)

Extraordinary item-liquidation expenses	53,716	—	53,716	—
Net Income (loss)	$(9,287)	$(12,874)	$(15,231)	$(68,576)

Earnings (loss) per share:
Net income before depreciation and amortization	$0.13	$0.09	$0.23	$0.17
Depreciation and amortization	0.11	0.10	0.21	0.21
Extraordinary item-liquidation expenses	0.03	—	0.03	—
Net Loss	$0.25	$(0.01)	$(0.01)	$(0.04)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS  ENDED JUNE 30, 2003 AND 2002

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,231)	$(68,576)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	391,742	384,138
Increase (Decrease) in accounts receivable - Arlington Square Project	(4,809)	40,988
Decrease in accrued interest payable	(1,715)	(1,599)
Decrease in other assets	(72,519)	(56,960)
Increase in accounts payable and other liabilities	76,967	2,920
NET CASH PROVIDED BY OPERATING ACTIIVITIES	374,435	300,911

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed assets	(14,624)	(5,212)
Withdrawals from restricted escrows	124,437	125,612
Deposits to restricted escrows	(204,380)	(195,930)

NET CASH USED IN INVESTING ACTIVITES:	(94,567)	(75,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(293,195)	(271,301)
NET CASH USED IN FINANCING ACTIVITIES:	(293,195)	(271,301)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,327)	(45,920)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	228,113	248,434

CASH AND CASH EQUIVALENTS, END OF PERIOD	$214,786	$202,514

CASH PAID DURING THE PERIOD FOR INTEREST	$745,879	$745,879

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of The Washington Corporation and subsidiaries as of June 30, 2003, and the results of operations for the three and six months ended June 30, 2003 and 2002 and statements of cash flow for the six months ended June 30, 2003 and 2002.

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

Material Changes in Financial Position

Total assets decreased by $233,000, from $16,841,000 at December 31, 2002 to $16,608,000 at June 30, 2003.  Such decrease was primarily the result of depreciation on operating property and equipment, decreases in cash and cash equivalents offset in part by increases in escrow deposits related to the Arlington Square Project (as defined below) and other assets.

Operating property and equipment decreased by $377,000, from $14,893,000 at December 31, 2002 to $14,516,000 at June 30, 2003.  Such decrease was the result of depreciation and amortization relating to the Arlington Square Project.

Cash and cash equivalents decreased by $13,000, from $228,000 at December 31, 2002 to $215,000 at June 30, 2003, primarily due to escrow deposits made on the Arlington Square Project and a reduction of the installment obligation on the Arlington Square Project.

Escrow deposits increased by $80,000, from $658,000 at December 31, 2002 to $738,000 at June 30, 2003.  Such increase was the result of required periodic deposits made to the reserves on the Arlington Square Project.

Accounts receivable for the Arlington Square Project increased by $5,000, from $320,000 at December 31, 2002 to $325,000 at June 30, 2003.

Other assets increased by $72,000, from $17,000 at December 31, 2002 to $89,000 at June 30, 2003, primarily due to an increase in prepaid expenses on the Arlington Square Project.

Total liabilities decreased by $218,000, from $21,507,000 at December 31, 2002 to $21,289,000 at June 30, 2003.  Such decrease was primarily the result of principal payments on the installment obligation on the Arlington Square Project, offset by an increase in accounts payable and other liabilities.

Installment obligation on the Arlington Square Project decreased by $293,000, from $21,340,000 at December 31, 2002 to $21,047,000 at June 30, 2002.  This reduction was the result of payments made to the lender and the resulting principal reduction.

Accounts payable and other liabilities increased by $77,000, from $45,000 at December 31, 2002 to $122,000 at June 30, 2003.  This increase is primarily the result of accrued liabilities resulting of the liquidation of the Washington Corporation.

The Company’s stockholders’ equity decreased by $18,000, from ($4,665,000) at December 31, 2002 to ($4,680,000) at June 30, 2003.  Such decrease was the result of recorded net loss of $15,000 for the six months ended June 30, 2003.

Results of Operations

Three Months Ended June 30, 2003

Revenues increased from $842,000 for the three months ended June 30, 2002 (“Second Quarter 2002”) to $902,000 for the three months ended June 30, 2003 (“Second Quarter 2003”), an increase of $60,000.  Such increase was primarily the result of an increase in operating property rental income.

Operating property rental income increased from $812,000 for Second Quarter 2002 compared to $876,000 for Second Quarter 2003, an increase of $64,000.  This increase was the result of increased income received from the Arlington Square Project.

Total expenses decreased to $671,000 for Second Quarter 2003 compared to $677,000 for Second Quarter 2002, a decrease of $6,000.  This decrease was due to a decrease in interest expense, offset in part by an increase in operating property expense and a decrease in general and administrative expenses.

Operating property expenses increased by $39,000, from $192,000 in Second Quarter

2002 to $231,000 in Second Quarter 2003.  This increase was related to an increase in operating expenses for the Arlington Square Project.

Interest expense decreased by $10,000 from $371,000 in Second Quarter 2002, to $361,000 in Second Quarter 2003, due to the declining principal balance on the installment obligation on the Arlington Square Project.

General and Administrative expenses decreased by $34,000 to $80,000 for Second Quarter 2003 from $114,000 in Second Quarter 2002.  Such decrease was the result of a decrease in administration expenses relating to TWC.

Net income before depreciation and amortization increased from $165,000 for the Second Quarter 2002 to $225,000 for the First Quarter 2003, an increase of $60,000.  Such increase was primarily the result of a decrease in total expenses offset by an increase in total income, as described above.

Depreciation and amortization increased by $3,000, from $178,000 in Second Quarter 2002 to $181,000 in Second Quarter 2003.  The increase was the result of increased depreciation from the Arlington Square Project.

The Company recorded a net loss prior to extraordinary items, of $13,000 for the Second Quarter 2002 as compared to net income of $44,000 for the Second Quarter 2003, a decrease in net loss of $57,000.  This increase was the result of the changes in the items described above.

Extraordinary Expenses increased by $54,000 from $0 for the Second Quarter 2002 as compared to $54,000 in Second Quarter 2003.  This increase is a result of accrued expenses relating to the shareholder-approved liquidation of The Washington Corporation.

The Company recorded a net loss of $9,000 for the Second Quarter 2003 as compared to a net loss of $13,000 for the Second Quarter 2002, a decrease in net loss of $4,000.  This increase was the result of the extraordinary expense items described above.

 Six Months Ended June 30, 2003

Revenues increased to $1,770,000 for the six months ended June 30, 2003 (“First Half 2003”) from $1,693,000 for the six months ended June 30, 2002 (“First Half 2002”), an increase of $77,000.  Such increase was primarily the result of an increase in operating income from the Arlington Square project.

Operating property rental income increased to $1,716,000 for First Half 2003 compared to $1,636,000 for First Half 2002, an increase of $80,000.  This increase was the result of increased income received from the Arlington Square Project.

Total expenses decreased to $1,372,000 for First Half 2003 compared to $1,404,000 for First Half 2002, a decrease of $32,000.  This decrease was due to a decrease in interest expense, an increase in operating property expense offset in part by a decrease in general and administrative expenses.

Operating property expenses increased by $50,000, from $423,000 in First Half 2002 to $473,000 in First Half 2003.  This increase was related to an increase in operating expense for the Arlington Square Project.

Interest expense decreased by $22,000, from $746,000 in First Half 2002 to $724,000 in First Half 2003, due to the declining principal balance on the installment obligation on the Arlington Square Project.

General and Administrative expenses decreased by $60,000 for First Half 2003, from $235,000 for First Half 2002 to $175,000 in First Half 2003.  Such decrease was the result of a decrease in administration expenses relating to TWC.

Net income before depreciation and amortization increased from $289,000 for First Half 2002 to $397,000 for First Half 2003, an increase of $108,000.  Such increase was primarily the result of a combined decrease in total expenses, and an increase in total income, as described above.

Depreciation and amortization increased by $1,000 for First Half 2003, from $358,000 in First Half 2002 to $359,000 in First Half 2003.  The increase was the result of increased depreciation from the Arlington Square Project.

The Company recorded a net loss before extraordinary items of $69,000 for First Half 2002 as compared to net income of $38,000 for First Half 2003, a decrease in net loss of $107,000.  This decrease was the result of the changes in the items described above.

Extraordinary Expenses increased by $54,000 from $0 for the Second Quarter 2002 as compared to $54,000 in Second Quarter 2003.  This increase is a result of accrued expenses relating to the shareholder-approved liquidation of The Washington Corporation.

The Company recorded a net loss of $15,000 for the Second Quarter 2003 as compared to a net loss of $68,000 for the Second Quarter 2002, a decrease in net loss of $53,000.  This change resulted from income (loss) before extraordinary expense items described above.

Arlington Square Project

TWC, directly and through an affiliate, Arlington Square, Inc., a wholly-owned subsidiary of TWC, owns a 74% interest in Arlington Square Limited Partnership (“ASLP”).  ASLP owns 1.07 acres of land and an office building containing 135,000 gross square feet and an accompanying parking garage constructed thereon (the “Arlington Square Project”) located in Arlington, Virginia.  The building, including the parking garage, is 100% leased to an agency of the U.S. Government under a ten-year lease expiring in September of 2008.  The terms of the lease require the tenant to pay base rent plus its proportionate share of certain operating expense increases.  Also, the lease requires the tenant to pay base rent on the parking garage subject to 5% annual increases.  During the First Half 2003, approximately 97% of the Company’s revenues were derived from rental income and property management fees from the Arlington Square Project.

Liquidity and Capital Resources

The Company’s primary source of funds for the period ended June 30, 2003 came from rental income and property management fees from the Arlington Square Project.  As of June 30, 2003, the Company had cash and cash equivalents, and escrow deposits totaling approximately $953,000, of which $738,000 was escrow deposits.  The Company has sufficient liquidity to meet its current obligations; however, the continued ownership of the Arlington Square Project is necessary to provide the Company with sufficient cash for operations.

During the First Half 2003, cash and cash equivalents decreased by $13,000.  This decrease in the First Half 2003 is primarily due to escrow deposits made on the Arlington Square Project and a reduction of the installment obligation on the Arlington Square Project.  Future sources of funds are anticipated to come primarily from the rents and a property management fee from the Arlington Square Project.  The Company’s primary use of operating funds is anticipated to be for operating expenses and required payments on indebtedness of ASLP relating to the Arlington Square Project.  The Company does not have a plan to address its liquidity problems other than to continue to try to sell assets held for investment and to continue to manage and collect rents from the Arlington Square Project.  The Company does not anticipate that it will be able to augment its cash flow from any outside sources, such as the issuance of additional equity or additional borrowings.

On June 27, 2003, the Company held a Special Stockholders Meeting in order to approve the sale of substantially all (in number) of the Company’s assets (the “Sale of Assets”) and the plan of liquidation to sell the Company’s remaining assets and to wind up the company’s business (the “Plan of Liquidation”).  Both of these matters were approved at the meeting and the business of the Company will be conducted accordingly.  Please see Part II, Item 4 for details on the voting for these matters.

ITEM 3.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934.  Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

There were no significant changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                  On June 27, 2003, the Company held a special meeting of stockholders at the offices of Holland & Knight LLP in Washington, D.C.

(c)                                  The first order of business was to approve the sale of substantially all (in number) of the Company’s assets (the “Sale of Assets”).  Of the 1,685,245 shares entitled to vote, 1,258,689 shares (74.7%) voted to approve the Sale of Assets as recommended in the Proxy Statement and, therefore, such proposal was properly approved.  23,106 shares voted against the Sale of Assets, and 98 shares abstained.

The next order of business was to approve the plan of liquidation to sell the Company’s remaining assets and to wind up the Company’s business (the “Plan of Liquidation”).  Of the 1,685,245 shares entitled to vote, 1,258,673 shares (74.7%) voted to approve the Plan of Liquidation as recommended in the Proxy Statement and, therefore, such proposal was properly approved.  19,870 shares voted against the Plan of Liquidation and 3,350 shares abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

31.1                           Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K.  The Company filed no reports on Form 8-K during the second quarter of 2003.

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON CORPORATION

/s/William N. Demas
William N. Demas
President and Treasurer
(Duly authorized officer)

DATE: August 12, 2003