Form 10QSB
period 2003-09-30
WASHINGTON CORP
filed 2003-11-14
CIK 314625

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) of

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2003

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

                                                                                                                                                                                                                                                                                                       Yes ☒                                                                                                      No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrant’s classes of common stock as of
September 30, 2003:	(1) 1,640,327 shares of Class A Common Stock
(2) 21,476 shares of Class B Common Stock
(3) 45,119 shares of Class C Common Stock

EXHIBITS INDEX IS ON PAGE 11.

THE WASHINGTON CORPORATION

PART I.   FINANCIAL STATEMENTS

ITEM I:    FINANCIAL STATEMENTS

THE WASHINGTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 2003	December 31, 2002
	(unaudited)
ASSETS

Real estate and development properties	$0	$325,002
Operating property and equipment, net	13,442,005	14,893,441
Cash and cash equivalents	1,136,641	228,113
Escrow deposits	840,467	658,335
Land purchase leaseback	0	400,000
Accounts receivable-Arlington Square Project	260,949	319,903
Other assets	52,603	16,551
Total Assets	$15,732,665	$16,841,345

LIABILITIES

Installment Obligation—Arlington Square Project	$20,896,006	$21,339,691
Accrued interest payable	119,045	121,640
Accounts payable and other liabilities	139,336	45,432
Total Liabilities	21,154,387	21,506,763

STOCKHOLDERS’ EQUITY

Common stock, $.01 par value; shares issued
Class A—1,675,163 authorized, 1,640,327 shares issued and outstanding	16,403	16,403
Class B—24,429 authorized, 21,476 shares issued and outstanding	215	215
Class C—45,639 authorized, 45,119 shares issued and outstanding	451	451
Additional paid-in capital	2,804,821	2,804,821
Accumulated deficit	(8,243,612)	(7,487,308)
Total Stockholders’ (Deficit) Equity	(5,421,722)	(4,665,418)

Total Liabilities and Stockholders’ (Deficit) Equity	$15,732,665	$16,841,345

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
REVENUES

Operating property rental income	$858,419	$857,567	$2,574,451	$2,493,899
Rent from land purchase leaseback	$17,663	26,639	69,935	80,771
Interest income	$703	524	2,159	3,297
Gain on Asset Sales	$271,511	0	271,511	0
	1,148,296	884,730	2,918,056	2,577,967

EXPENSES
Operating property expenses	$306,300	245,998	779,544	668,781
Interest expense	$358,020	368,526	1,081,889	1,114,405
General and administrative expenses	$116,151	94,864	291,321	330,087
	780,471	709,388	2,152,754	2,113,273

Net income before depreciation andamortization and write down of intangible asset	$367,825	175,342	765,302	464,694
Depreciation and amortization	$229,295	231,248	588,287	589,176
Write down of intangible asset	$879,603	0	879,603	0
Net income (loss) before extraordinary items	(741,073)	(55,906)	(702,588)	(124,482)

Extraordinary item-liquidation expenses	0	0	53,716	0
Net Income (loss)	$(741,073)	$(55,906)	$(756,304)	$(124,482)

Earnings (loss) per share:
Net income before depreciation and amortization	$0.22	$0.10	$0.45	$0.27
Depreciation and amortization	$0.13	$0.13	$0.34	$0.34
Write down of intangible asset	$0.52	$0.00	$0.52	$0.00
Extraordinary item-liquidation expenses	$0.00	$0.00	$0.03	$0.00
Net Loss	$(0.43)	$(0.03)	$(0.44)	$(0.07)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE WASHINGTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS  ENDED SEPTEMBER 30, 2003 AND 2002

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(756,304)	(124,482)
Gain on asset sales	$(271,511)	—
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	588,287	589,176
Decrease in accounts receivable—Arlington Square Project	58,954	46,841
Decrease in accrued interest payable	(2,595)	(2,144)
Increase in other assets	(36,052)	(50,077)
Increase in accounts payable and other liabilities	93,904	115,715
NET CASH (USED) PROVIDED BY OPERATING ACTIIVITIES	(325,317)	575,029

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in intangible assets	879,603	0
Proceeds from asset sales	996,513	0
Purchase of fixed assets	(16,454)	(5,212)
Deposits to restricted escrows	(369,375)	(293,895)
Withdrawals from restricted escrows	187,243	222,412
NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	1,677,530	(76,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(443,685)	(411,619)
NET CASH USED IN FINANCING ACTIVITIES:	(443,685)	(411,619)

NET INCREASE IN CASH AND CASH EQUIVALENTS	908,528	86,715

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	228,113	248,434

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,136,641	$335,149

CASH PAID DURING THE PERIOD FOR INTEREST	$1,081,889	$1,114,405

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of The Washington Corporation and subsidiaries as of September 30, 2003, and the results of operations for the nine months ended September 30, 2003 and 2002 and statements of cash flow for the nine months ended September 30, 2003 and 2002.

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

Changes in Financial Position

On June 27, 2003, the Stockholders of the Company approved the sale of substantially all (in number) of the Company’s assets except for 69% of the Arlington Square Project (the “Sale of Assets”) and the plan of liquidation to sell the Company’s remaining assets and to wind up the company’s business (the “Plan of Liquidation”).

Total assets decreased by $1,108,000, from $16,841,000 at December 31, 2002 to $15,733,000 at September 30, 2003.  Such decrease was primarily the result of the sale of certain real estate investments and depreciation on operating property and equipment, offset in part by increases in cash and cash equivalents, escrow deposits related to the Arlington Square Project (as defined below) and other assets.

Real estate and development properties decreased from $325,000 at December 31, 2002 to $0 at September 30, 2003.  Such decrease was the result of the Sale of Assets.

Operating property and equipment decreased by $1,451,000, from $14,893,000 at December 31, 2002 to $13,442,000 at September 30, 2003.  Such decrease was the result of depreciation and amortization relating to the Arlington Square Project, and write offs of intangible assets.

Cash and cash equivalents increased by $909,000, from $228,000 at December 31, 2002 to $1,137,000 at September 30, 2003, primarily due to the Sale of Assets.

Escrow deposits increased by $182,000, from $658,000 at December 31, 2002 to $840,000 at September 30, 2003.  Such increase was the result of required periodic deposits made to the reserves on the Arlington Square Project.

Land purchase leaseback decreased from $400,000 at December 31, 2002 to $0 at September 30, 2003.  Such decrease was the result of the sale of the asset.

Accounts receivable for the Arlington Square Project decreased by $59,000, from $320,000 at December 31, 2002 to $261,000 at September 30, 2003 due to collections of old receivables.

Other assets increased by $37,000, from $16,000 at December 31, 2002 to $53,000 at September 30, 2003, primarily due to an increase in prepaid expenses on the Arlington Square Project.

Total liabilities decreased by $353,000, from $21,507,000 at December 31, 2002 to $21,154,000 at September 30, 2003.  Such decrease was primarily the result of principal payments on the installment obligation on the Arlington Square Project, offset by an increase in accounts payable and other liabilities.

Installment obligation on the Arlington Square Project decreased by $444,000, from $21,340,000 at December 31, 2002 to $20,896,000 at September 30, 2003.  This reduction was the result of payments made to the lender and the resulting principal reduction.

Accounts payable and other liabilities increased by $94,000, from $45,000 at December 31, 2002 to $139,000 at September 30, 2003.  This increase is primarily the result of accrued liabilities resulting from the liquidation of TWC.

The Company’s stockholders’ equity decreased by $757,000, from ($4,665,000) at December 31, 2002 to ($5,422,000) at September 30, 2003.  Such decrease was the result of recorded net loss of $756,000 for the nine months ended September 30, 2003.

Results of Operations

Three Months Ended September 30, 2003

Revenues increased from $885,000 for the three months ended September 30, 2002 (“Third

Quarter 2002”) to $1,148,000 for the three months ended September 30, 2003 (“Third Quarter 2003”), an increase of $263,000.  Such increase was primarily the result of an increase in operating property rental income, and the sale of real estate investments

Operating property rental income increased from $857,000 for Third Quarter 2002 compared to $858,000 for Third Quarter 2003, an increase of $1,000.  This increase was the result of increased income received from the Arlington Square Project.

Gain on Asset Sales increased from $0 for the three months ended September 30, 2002  to $272,000 for the three months ended September 30, 2003, an increase of $272,000.  Such increase was primarily the result of the Sale of Assets.

Total expenses increased to $780,000 for Third Quarter 2003 compared to $709,000 for Third Quarter 2002, an increase of $71,000.  This increase was due to an increase in operating property expenses, an increase in general and administrative expenses, partially offset by a decrease in interest expense.

Operating property expenses increased by $60,000, from $246,000 in Third Quarter  2002 to $306,000 in Third Quarter 2003.  This increase was related to an increase in operating expenses for the Arlington Square Project.

Interest expense decreased by $10,000 from $368,000 in Third Quarter 2002, to $358,000 in Third Quarter 2003, due to the declining principal balance on the installment obligation on the Arlington Square Project.

General and Administrative expenses increased by $21,000 to $116,000 for Third Quarter 2003 from $95,000 in Third Quarter 2002.  Such increase was the result of an increase in administration expenses relating to TWC.

Net income before depreciation and amortization and write down of intangible assets increased from $175,000 for the Third Quarter 2002 to $368,000 for the Third Quarter 2003, an increase of $193,000.  Such increase was primarily the result of an increase in total revenue offset by an increase in total  expenses, as described above.

Depreciation and amortization decreased by $2,000, from $231,000 in Third Quarter 2002 to $229,000 in Third Quarter 2003.  The decrease was the result of increased depreciation from the Arlington Square Project.

The Company recorded a net loss prior to extraordinary items, of $56,000 for the Third Quarter 2002 as compared to net loss of $741,000 for the Third Quarter 2003, an increase in net loss of $685,000.  This increase was the result of the changes in the items described above.

Write down of intangible assets increased by $880,000 from $0 for the Third Quarter 2002 as compared to $880,000 in Third Quarter 2003.  This increase is a result of expenses relating to the write off of certain intangible assets relating to the Sale of Assets.

The Company recorded a net loss of $741,000 for the Third Quarter 2003 as compared to a net loss of $56,000 for the Third Quarter 2002, an increase in net loss of $685,000.  This increase was the result of the write down of intangible assets.

Nine Months Ended September 30, 2003

Revenues increased to $2,918,000 for the nine months ended September 30, 2003 from $2,578,000 for the nine months ended September 30, 2002, an increase of $340,000.  Such increase was primarily the result of an increase in operating income from the Arlington Square project, and the Sale of Assets.

Operating property rental income increased to $2,574,000 for 2003 compared to $2,494,000 for 2002, an increase of $80,000.  This increase was the result of increased income received from the Arlington Square Project.

Total expenses increased to $2,153,000 for 2003 compared to $2,113,000 for 2002, an increase of $40,000.  This increase was due to an increase in operating property expense, partially offset by a decrease in interest expense and a decrease in general and administrative expenses.

Operating property expenses increased by $110,000, from $669,000 in 2002 to $779,000 in 2003.  This increase was related to an increase in operating expense for the Arlington Square Project.

Interest expense decreased by $32,000, from $1,114,000 in 2002 to $1,082,000 in 2003, due to the declining principal balance on the installment obligation on the Arlington Square Project.

General and Administrative expenses decreased by $39,000 in 2003, from $330,000 for 2002 to $291,000 in 2003.  Such decrease was the result of a decrease in administration expenses relating to TWC.

Net income before depreciation and amortization increased from $465,000 for 2002 to $765,000 for 2003, an increase of $300,000.  Such increase was primarily the result of a combined decrease in total expenses, and an increase in total income, as described above.

Depreciation and amortization decreased by $1,000 for 2003, from $589,000 in 2002 to $588,000 in 2003.  The increase was the result of increased depreciation from the Arlington Square Project.

The Company recorded a net loss before extraordinary items of $124,000 for 2002 as compared to net loss of $703,000 for 2003, an increase in net loss of $579,000.  This increase was the result of the changes in the items described above.

Write down of intangible assets increased by $880,000 from $0 for 2002 as compared to $880,000 for 2003.  This increase is a result of expenses relating to the write off of certain intangible assets relating to the sale of real estate investments.

Extraordinary Expenses increased by $54,000 from $0 for 2002 as compared to $54,000 in 2003.  This increase is a result of expenses relating to the shareholder-approved liquidation of The Washington Corporation.

The Company recorded a net loss of $756,000 for 2003 as compared to a net loss of $124,000 for 2002, an increase in net loss of $632,000.  This change resulted from the write down of intangible assets described above.

Arlington Square Project

TWC, directly and through an affiliate, Arlington Square, Inc., a wholly-owned subsidiary of TWC, owns a 69% interest in Arlington Square Limited Partnership (“ASLP”).  ASLP owns 1.07 acres of land and an office building containing 135,000 gross square feet and an accompanying parking garage constructed thereon (the “Arlington Square Project”) located in Arlington, Virginia.  The building, including the parking garage, is 100% leased to an agency of the U.S. Government under a ten-year lease expiring in September of 2008.  The terms of the lease require the tenant to pay base rent plus its proportionate share of certain operating expense increases.  Also, the lease requires the tenant to pay base rent on the parking garage subject to 5% annual increases.  During the period from January 1, 2003 through September 30, 2003 (the “First Nine Months 2003”), approximately 88% of the Company’s revenues were derived from rental income and property management fees from the Arlington Square Project.

Liquidity and Capital Resources

The Company’s primary source of funds for the period ended September 30, 2003 came from rental income and property management fees from the Arlington Square Project.  As of September 30, 2003, the Company had cash and cash equivalents, and escrow deposits totaling approximately $1,977,000, of which $840,000 were escrow deposits.  The Company has sufficient liquidity to meet its current obligations; however, the continued ownership of the Arlington Square Project is necessary to provide the Company with sufficient cash for operations.

During the First Nine Months 2003, cash and cash equivalents increased by $909,000.  This increase in the First Nine Months 2003 is primarily due to the Sale of Assets.  Future sources of funds are anticipated to come primarily from the rents and a property management fee from the Arlington Square Project.  The Company’s primary use of operating funds is anticipated to be for operating expenses and required payments on indebtedness of ASLP relating to the Arlington Square Project.  The Company does not have a plan to address its liquidity problems other than to continue to try to sell assets held for investment and to continue to manage and collect rents from the Arlington Square Project.  The Company does not anticipate that it will be able to augment its cash flow from any outside sources, such as the issuance of additional equity or additional borrowings.

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

PART II—OTHER INFORMATION

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

31.1                         Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the

                                                Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K.  The Company filed no reports on Form 8-K during the third quarter of 2003.

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WASHINGTON CORPORATION

/s/William N. Demas
William N. Demas
President and Treasurer
(Duly authorized officer)

DATE:  November 14, 2003